Form 10-Q
period 2000-03-31
CENTRA SOFTWARE INC
filed 2000-05-12
CIK 1096658

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

 (Mark One)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     |_| TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO

         -----------


                        Commission File Number: 000-27861

                            Centra Software, Inc.
           (Exact name of registrant as specified in its charter)

           Delaware                                       04-3268918
  (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)

                 430 Bedford Street, Lexington, MA  02420
                 (Address of Principal Executive Offices)

                                 (781) 861-7000
                (Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    (1)   Yes  |X|   No |_|                          (2)   Yes  | |   No |X|




The number of shares outstanding of the Registrant's common stock as of May 10, 2000 was 24,135,681.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of March 31, 2000 and
          December 31, 1999 ...............................................  3

          Consolidated Statements of Income for the three months ended
          March 31, 2000 and 1999 .........................................  4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2000 and 1999 ............................  5

          Notes to Consolidated Financial Statements ......................  6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ........................................... 10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ...... 16

                           PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds ....................... 16

Item 6.   Exhibits and Reports on Form 8-K ................................ 17

Signatures................................................................. 18

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              CENTRA SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          MARCH 31,   DECEMBER 31,
                                                                            2000         1999
                                                                            ----         ----
                                                                        (UNAUDITED)
                                   ASSETS
Current Assets:
  Cash and cash equivalents ...........................................   $  71,073    $  7,878
  Marketable securities ...............................................         516        --
  Accounts receivable, net of reserves of approximately $296,000 and
    $194,000 at March 31, 2000 and December 31, 1999, respectively ....       2,133       2,667
  Prepaid expenses and other current assets ...........................       1,020         510
                                                                          ---------    --------
      Total current assets ............................................      74,742      11,055
                                                                          ---------    --------
Property and Equipment, at cost:
  Computers and equipment .............................................       3,171       2,343
  Furniture and fixtures ..............................................         322         312
  Leasehold improvements ..............................................         118          93
                                                                          ---------    --------
                                                                              3,611       2,748
  Less: Accumulated depreciation and amortization .....................       1,508       1,271
                                                                          ---------    --------
                                                                              2,103       1,477
                                                                          ---------    --------
  Other Assets ........................................................         316         764
                                                                          ---------    --------
                                                                          $  77,161    $ 13,296
                                                                          =========    ========

    LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current maturities of term loan .....................................   $     340    $    339
  Accounts payable ....................................................         681         562
  Accrued expenses ....................................................       2,374       2,780
  Deferred revenue ....................................................       2,197       1,546
                                                                          ---------    --------
      Total current liabilities .......................................       5,592       5,227
                                                                          ---------    --------
Term loan, net of current maturities ..................................         290         376
                                                                          ---------    --------

Redeemable convertible preferred stock, $0.001 par value-
  Authorized-9,164,490 shares
  Issued and outstanding-no shares and 9,164,490 shares as of March 31,
    2000 and December 31, 1999, respectively, at carrying value .......        --        32,480
                                                                          ---------    --------
Stockholders' equity (deficit):
  Preferred stock, $.0001 par value-
  Authorized-10,000,000 shares as of March 31, 2000; none as of
    December 31, 1999, respectively, at carrying value
  Issued and outstanding-none at March 31, 2000 and December 31, 1999          --          --
  Common stock, $0.001 par value
  Authorized-100,000,000 shares as of March 31, 2000; and 25,000,000 as of December 31, 1999
  Issued-24,770,469 shares and 5,164,923 shares at March 31, 2000 and
    December 31, 1999 .................................................          25           5
  Additional paid-in capital ..........................................     104,815       3,770
  Accumulated deficit .................................................     (30,591)    (26,536)
  Deferred compensation ...............................................      (2,930)     (1,986)
  Treasury stock (661,606 shares of common stock at
    March 31, 2000 and December 31, 1999) .............................         (40)        (40)
                                                                          ---------    --------
      Total stockholders' equity (deficit) ............................      71,279     (24,787)
                                                                          ---------    --------
                                                                          $  77,161    $ 13,296
                                                                          =========    ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              CENTRA SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED MARCH 31,
                                                       2000       1999
                                                       ----        ----
                                                          (UNAUDITED)
Revenues:
  License .........................................   $  3,150    $    686
  Services ........................................        643         340
                                                      --------    --------
       Total revenues .............................      3,793       1,026
                                                      --------    --------
Cost of Revenues:
  License .........................................         31          36
  Services(1) .....................................        649         327
                                                      --------    --------
       Total cost of revenues .....................        680         363
                                                      --------    --------
       Gross profit ...............................      3,113         663
                                                      --------    --------
Operating Expenses:
  Sales and marketing(1) ..........................      4,152       1,356
  Product development(1) ..........................      1,806       1,122
  General and administrative(1) ...................        953         417
  Compensation charge for issuance of stock options        234          21
                                                      --------    --------
       Total operating expenses ...................      7,145       2,916
                                                      --------    --------
  Operating loss ..................................     (4,032)     (2,253)
Interest Income ...................................        617          16
Interest Expense ..................................        (21)        (11)
                                                      --------    --------
  Net loss before provision for income taxes ......     (3,436)     (2,248)
Provision for income taxes ........................          8        --
                                                      --------    --------
  Net Loss ........................................     (3,444)     (2,248)
Accretion of discount on preferred stock ..........        649         127
                                                      --------    --------
Net loss attributable to common stockholders ......   $ (4,093)   $ (2,375)
                                                      ========    ========
Basic and diluted net loss per share ..............   $   (.23)   $   (.38)
                                                      ========    ========
Pro forma basic and diluted net loss per share ....   $   (.19)   $   (.19)
                                                      ========    ========
Weighted average shares outstanding:
  Basic and diluted ...............................     17,749       6,323
                                                      ========    ========
  Pro forma basic and diluted .....................     21,057      12,203
                                                      ========    ========

-----------
(1) The following summarizes the departmental allocation of the compensation charge for issuance of stock options:

                                                                    Three Months
                                                                   Ended March 31,
                                                                   ---------------
                                                                   2000       1999
                                                                   ----       ----
       Cost of revenues .......................................... $  4       $ --
       Operating Expenses:
         Sales and marketing ......................................  87         12
         Research and development .................................  38          1
         General and administrative................................ 105          8
                                                                   ----       ----
        Total compensation charge for issuance of stock options... $234       $ 21
                                                                   ====       ====

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              CENTRA SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                  2000        1999
                                                                                  ----        ----
                                                                                    (UNAUDITED)

Cash Flows from Operating Activities:
  Net loss ..................................................................   $ (3,444)   $(2,248)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization ..........................................        237        122
     Provision for doubtful accounts ........................................         99         10
     Compensation charge for issuance of stock options ......................        234         21
      Changes in assets and liabilities:
       Accounts receivable ..................................................        455        579
       Prepaid expenses and other current assets ............................       (510)       (51)
       Other assets ........................................................         448       --
       Accounts payable .....................................................        119        153
       Accrued expenses .....................................................       (406)      (173)
       Deferred revenue .....................................................        651          3
                                                                                --------    -------
        Net cash used in operating activities ...............................     (2,117)    (1,584)
                                                                                --------    -------
Cash Flows from Investing Activities:
  Purchase of property and equipment, net ...................................       (863)      (118)
  Purchases of short-term investments .......................................       (516)      --
                                                                                --------    -------
        Net cash used in investing activities ...............................     (1,379)      (118)
                                                                                --------    -------
Cash Flows from Financing Activities:
  Proceeds from initial public offering .....................................     80,500       --
  Payments of initial public offering costs .................................     (7,249)      --
  Proceeds from sale of common stock ........................................          5        116
  Payments of dividends to preferred shareholders ...........................     (6,480)      --
  Proceeds from term loan ...................................................       --           75
  Payments on term loan .....................................................        (77)       (80)
  Payments on capital lease obligations .....................................         (8)        (7)
                                                                                --------    -------
        Net cash provided by financing activities ...........................     66,691        104
                                                                                --------    -------
Net Increase (Decrease) in Cash and Cash Equivalents ........................     63,195     (1,598)
Cash and Cash Equivalents, beginning of period ..............................      7,878      1,979
                                                                                --------    -------
Cash and Cash Equivalents, end of period ....................................   $ 71,073    $   381
                                                                                ========    =======

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest ..................................   $     18    $    12
                                                                                ========    =======

Supplemental Disclosure of Noncash Financing Activities:
  Accretion of discount on series A and series B redeemable convertible
  preferred stock ...........................................................   $    649    $   127
                                                                                ========    =======

In connection with the initial public offering of common stock, the following were converted to common stock-

      Redeemable convertible preferred stock ................................   $ 33,130    $  --
                                                                                ========    =======

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              CENTRA SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Centra Software, Inc. together with its wholly owned subsidiaries ("Centra" or "the Company") is a leading provider of live eBusiness collaboration solutions for live eLearning, Web meetings and large scale on-line presentations. Centra provides Web enterprise software, networked services and an on-line marketplace that allows businesses to interact live over their intranet or the Internet with customers, partners and employees in a variety of business contexts, such as sales meetings and presentations, marketing seminars, as well as learning, training and interactive teamwork.

         The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the notes to consolidated financial statements.

(A) BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Centra and its wholly-owned subsidiaries, Centra Software Europe Limited, which was organized in the United Kingdom on June 25, 1999 and Centra Software Securities Corporation, a Massachusetts securities corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

         The accompanying consolidated financial statements for the three months ended March 31, 2000 and 1999 are unaudited and have been prepared on a basis consistent with the December 31, 1999 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These consolidated statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

(B) USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

(C) REVENUE RECOGNITION

         Centra recognizes revenues in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2), as amended by Statement of Position 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2 (SOP 98-4). Centra derives substantially all of its revenues from the sale of software licenses, post-contract support (maintenance), and other services. Maintenance includes telephone technical support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Professional services include training and basic implementation consulting to meet specific customer needs.

         Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. Centra's products do not require significant customization.

         Revenues related to maintenance and hosting services are recognized on a straight-line basis over the period that the maintenance and hosting services are provided and revenues allocable to implementation, consulting and training services are recognized as the services are performed.

         In December 1998, the AICPA issued Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS (SOP 98-9).

SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. Centra was required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 did not have a material effect on the financial position or results of operations.

(D) CASH EQUIVALENTS AND MARKETABLE SECURITIES

         Centra considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Centra accounts for cash equivalents and Marketable Securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At March 31, 2000 and December 31, 1999, Centra's cash equivalents consisted of money market accounts and highly rated commercial paper. Centra's marketable securities as of March 31, 2000 consisted of highly rated commercial paper, and had maturities of greater than three months but less than one year.

(E) COMPREHENSIVE INCOME (LOSS)

         As of January 1, 1998, Centra adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income
(loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Centra's comprehensive loss is equal to net loss for all periods presented.

(F) NET LOSS PER SHARE

         Basic and diluted net loss per share are presented in conformity with SFAS No. 128, EARNINGS PER SHARE (SFAS No. 128) for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98), common stock and redeemable convertible preferred stock issued or granted for nominal consideration prior to the effective date of Centra's initial public offering are included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. The common shares that were issued upon conversion of the series A and series B preferred stock were issued for nominal consideration due to the liquidation premium that was payable to the holders of series A and series B. Accordingly, the shares that were issued at the time the series A and series B preferred stock converted to common stock have been included in the calculation of basic and diluted net loss per share from date of issuance. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed by dividing the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, into the net loss attributable to common stockholders, which includes both the accretion of the discount and the liquidation premium on the series A and series B preferred stock.

(G) PRO FORMA NET LOSS PER SHARE

         Pro forma net loss per share has been computed as described above and also gives effect to the conversion of redeemable convertible preferred stock not included in the computation of basic and diluted net loss per share that automatically converted upon the completion of Centra's initial public offering effective February 3, 2000 (using the if-converted method) from the original date of issuance. Upon consummation of the initial public offering, all of the redeemable convertible preferred stock outstanding as of February 3, 2000 was converted into an aggregate of 13,746,735 shares of common stock including 3,308,000 shares and 5,880,000 shares as of March 31, 2000 and 1999, respectively, not included in net loss per share pursuant to SAB 98.

         Historical and pro forma basic and diluted net loss per share are as follows:

                                                                            FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                               ---------------
                                                                              2000        1999
                                                                              ----        ----
HISTORICAL:
Net loss attributable to common stockholders ............................   $ (4,093)   $ (2,375)
                                                                            ========    ========

Basic and diluted shares:
Weighted-average shares of common and series A and B preferred stock
  outstanding ...........................................................     21,414       7,594
Less: weighted-average shares subject to repurchase .....................     (3,665)     (1,271)
                                                                            --------    --------
Weighted-average shares of common and series A and B preferred stock
  outstanding used in computing basic and diluted net loss per share ....     17,749       6,323
                                                                            --------    --------
Basic and diluted net loss per share ....................................   $   (.23)   $   (.38)
                                                                            ========    ========

PRO FORMA:
Net loss attributable to common stockholders ............................   $ (4,093)   $ (2,375)
                                                                            ========    ========

Weighted-average shares of common and series A and B preferred stock
  outstanding used in computing basic and diluted net loss per share ....     17,749       6,323
Adjusted to reflect the assumed conversion of series C, D and E preferred
  stock from the date of issuance .......................................      3,308       5,880
                                                                            --------    --------
Weighted-average shares used in computing pro forma basic and diluted net
  loss per share ........................................................     21,057      12,203
                                                                            --------    --------
Pro forma basic and diluted net loss per share ..........................   $  (0.19)   $  (0.19)
                                                                            ========    ========

Options to purchase a total of 1,493,849 and 1,096,950 common shares have not been included in the computation of dilutive EPS above for the three months ended March 31, 2000 and 1999, respectively. Inclusion of these shares would have an antidilutive effect, as Centra has recorded a loss for all periods presented.

(H) SEGMENT INFORMATION

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131). As of March 31, 2000, Centra operates solely in one segment, the development and marketing of software products and related services, and therefore there is no impact to Centra's financial statements of adopting SFAS No. 131. Centra's revenues from customers outside of the United States were approximately $467,000 and $130,000 for the three months ended March 31, 2000 and 1999, respectively. No single country outside of the United States represented greater than 10% of total consolidated revenues for the three months ended March 31, 2000 and 1999.

(I) RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an Interpretation of APB Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before July 1, 2000, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation will not have a material impact on the Company's consolidated financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" (SAB No. 101). SAB No. 101 is effective for the second quarter of all fiscal periods beginning after December 15, 1999. Adoption of SAB No. 101, as amended by SAB No. 101 (a) is not expected to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Overview", "Liquidity and Capital Resources", and "Risk Factors" included in these sections and those appearing elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

         We design, develop and support Web applications software and networked services, for live eBusiness collaboration that enables companies to perform live eLearning, Web meetings and large scale on-line presentations. Our products provide Internet infrastructure for comprehensive live collaboration and include functionalities such as voice over the Internet, software application sharing, real-time data exchange and shared workspaces. Our products address primarily the Global 2000 market with solutions for corporate learning and training, collaborative sales and marketing, and one-to-one customer, partner and employee relationships. We have three primary offerings: Centra 99, an enterprise Web application for highly interactive eLearning and team collaboration; CentraNow, a network service for live, voice-enabled business meetings and events; and Centra Business Collaboration Network, or Centra BCN, a real-time eMarketplace to enable the exchange of live collaborative services on the Internet.

         Through March 31, 2000, our revenues were derived from licenses of our software products, from related maintenance, and from the delivery of implementation consulting, training and hosting services. We price licenses of Centra 99 on a rental or purchase basis under a variety of licensing models, including named-user licenses, concurrent-user licenses, time-limited licenses and revenue-sharing. Customers who license Centra 99 typically purchase renewable maintenance contracts that provide software upgrades and technical support over a stated term, usually a twelve-month period. Maintenance is priced as a percentage of our license fees. We also offer implementation consulting, training and education services to our customers on a time-and-materials basis. In August 1999, we began providing hosting services for customers on a temporary basis under hosting agreements, with terms ranging from six to twelve months, to outsource the administration and infrastructure necessary to operate Centra 99. The hosting fees include a set-up fee and monthly service fees, in addition to license fees for the software. We also offer CentraNow free services with limited functionalitiy, and as of April 2000, we now offer priced CentraNow services with expanded functionality.

         We recognize our software license revenues in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," and related amendments and interpretations contained in the AICPA's Statement of Position 98-4 and 98-9. We generally recognize revenues allocated to software licenses upon delivery of the software products, when all of the following conditions have been met:

         - we have signed a non-cancelable license agreement with the customer;

         -   the license fee is fixed or determinable; and

         -   the license fee is collectible.

         Because substantially all of our software license agreements include related services, these agreements are multiple-element arrangements. We allocate the fees in multiple-element arrangements based on vendor-specific objective evidence of value for each element. Delivery of the software generally is deemed to occur upon shipment of the software. In situations where we provide application hosting services, delivery of the software occurs upon initiation of the hosting service. Revenues from maintenance and hosting services are recognized ratably over the related contractual period. Revenues allocable to implementation, consulting and training services are recognized as services are performed.

         We record as deferred revenues any billed amounts due from customers in excess of revenues recognized.

         We sell our products and services primarily through a direct sales force and through relationships with distributors and other strategic partners. We have established European sales operations based in the United Kingdom and have a master distributor in Japan. Revenues from international sales were 12% and 13% of total revenues or $467,000 and $130,000 for the three months period ended March 31, 2000 and 1999, respectively. During 1999, we began to invest in the infrastructure necessary to expand our global operations, including the formation and staffing of our European subsidiary. We expect to continue to invest in our international operations as we expand our international direct and indirect channels and enhance our marketing effort to increase worldwide market share. We anticipate that the percentage of revenues derived from outside the United States will increase.

         Our cost of license revenues includes royalties due to third parties for technology included in our products, as well as costs of product documentation, media used to deliver our products and fulfillment. Our cost of service revenues includes (a) salaries and related expenses for our consulting, education and technical support services organizations, (b) an overhead allocation consisting primarily of our facilities, communications and depreciation expenses, and (c) direct costs related to our hosting services.

         Our operating expenses are classified into four general categories: sales and marketing, product development, general and administrative, and compensation charge for issuance of stock options.

         - Sales and marketing expenses consist primarily of (a) salaries and other related costs for sales and marketing personnel and
                  (b) costs associated with marketing programs, including trade shows and seminars, advertising, public relations activities and new product launches.

         - Product development expenses consist primarily of employee salaries and benefits, fees for outside consultants and related costs associated with the development of new products, the enhancement of existing products, purchase of third party source code, quality assurance, testing and documentation.

         - General and administrative expenses consist primarily of salaries and other related costs for executive, financial, administrative and information technology personnel, as well as accounting and legal costs.

         - Compensation charge for issuance of stock options represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the deemed fair market value of the options for financial reporting purposes.

         In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

         Our previously outstanding series A and series B preferred stock had participation rights that allowed holders to receive a premium equal to 150% of their original investment upon the redemption, liquidation and automatic conversion of the preferred stock into common stock. For financial reporting purposes, we discounted the value of series A and series B preferred stock by the value of these participating rights. We had been increasing the carrying value of the series A and series B preferred stock for the liquidation premium and participation discount through charges to stockholders' deficit over the redemption period. This increase is also reflected in the accretion of discount on preferred stock in our statement of operations. Upon the automatic conversion of the series A and series B preferred stock into common stock in February 2000, any unamortized liquidation premium and participation discount on the series A and series B preferred stock was accreted. The unamortized liquidation premium and participation discount on the series A and series B preferred stock charged to earnings upon the conversion in February, 2000 was $649,000.

         We have experienced substantial losses in each fiscal period since our inception. As of March 31, 2000, we had an accumulated deficit of $30.6 million. These losses and our accumulated deficit have resulted from our lack of substantial revenues, as well as the significant costs incurred in the development of our products and services and in the preliminary establishment of our infrastructure. We expect to increase our expenditures in all areas in order to execute our business plan, and to expand further internationally, particularly in sales and marketing. The planned increase in sales and marketing expense will result principally from the hiring of additional sales force personnel and from marketing programs to increase brand awareness. Accordingly, we expect to experience additional losses for the foreseeable future.

         Although we have experienced revenue growth in recent periods, our recent rate of revenue growth may not be sustainable. We may not be able to continue to increase our revenues or to attain profitability and, if we do achieve profitability, we may not be able to sustain profitability for any period. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely upon them as an indication of our future financial performance.

RESULTS OF OPERATIONS

         The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

                                                           Three Months Ended
                                                          -------------------
                                                          March 31, March 31,
                                                            2000      1999
                                                            ----      ----
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
 Revenues:
       License ..........................................     83%      67%
       Services .........................................     17       33
                                                            ----     ----
                Total revenues ..........................    100      100
 Cost of Revenues:
       License ..........................................      1        3
       Services .........................................     17       32
                                                            ----     ----
                Total cost of revenues ..................     18       35
                                                            ----     ----
 Gross margin ...........................................     82       65
 Operating expenses:
        Sales and marketing .............................    109      132
        Research and development ........................     48      109
        General and administrative ......................     25       41
        Compensation charge for issuance of stock options      6        2
                                                            ----     ----
                 Total operating expenses ...............    188      284
                                                            ----     ----
 Operating loss .........................................   (106)    (219)
  Interest income, net ..................................     15     --
                                                            ====     ====
 Net loss ...............................................    (91)%   (219)%
                                                            ====     ====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

 REVENUES. Total revenues increased by $2.8 million, or 270%, to $3.8 million for the three months ended March 31, 2000, from $1.0 million for the three months ended March 31, 1999. The increase was attributable to the significant growth in our customer base resulting in substantial growth in license and service revenues.

         - License revenues increased by $2.5 million, or 359%, to $3.2 million for the three months ended March 31, 2000, from $686,000 for the three months ended March 31, 1999. The increase was attributable to an increase in the number and average transaction value of new customer license transactions, as well as an increase in the number of license transactions from existing customers.

         - Service revenues increased by $303,000, or 89%, to $643,000 for the three months ended March 31, 2000, from $340,000 for the three months ended March 31, 1999. The increase was primarily related to an increase in maintenance support contracts to new and existing customers. Service revenues represented 17% of total revenues for the three months ended March 31, 2000 and 33% of total revenues for the three months ended March 31, 1999.

 COST OF LICENSE REVENUES. Cost of license revenues decreased by $5,000, or 14%, to $31,000 for the three months ended March 31, 2000, from $36,000 for the three months ended March 31, 1999. Cost of license revenues was 1% of license revenues for the three months ended March 31, 2000 and 3% of license revenues for the three months ended March 31, 1999. The decrease was attributable to a decrease in royalty obligations to third parties. We anticipate that cost of license revenues will increase in the future both in terms of absolute dollars as licensing revenues from our products increase and as a percent of license revenues due to the licensing of additional technologies from third parties.

 COST OF SERVICE REVENUES. Cost of service revenues increased by $322,000, or 98%, to $649,000 for the three months ended March 31, 2000, from $327,000 for the three months ended March 31, 1999. The increase was due primarily to an increase in the number of technical support, consulting and education personnel providing services to our customers. Cost of service revenues was 101% of service revenues for the three months ended March 31, 2000 and 96% of service revenues for the three months ended March 31, 1999. The increase as a percentage of service revenues was due primarily to the growth in service infrastructure to support a larger installed customer base and other services not yet generating revenue. We anticipate that the cost of service revenues will continue to increase in absolute dollars to the extent that we continue to generate new customers and associated license and service revenues. Cost of service revenues as a percentage of service revenues can be expected to vary significantly from period to period depending on the mix of services that we provide and overall utilization rates of our service personnel.

 SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by $2.8 million, or 206%, to $4.2 million for the three months ended March 31, 2000, from $1.4 million for the three months ended March 31, 1999. The increase was primarily attributable to an increase in marketing programs, including advertising, trade shows, and promotional expenses. To a lesser extent, the increase was related to an increase in the number of direct sales and marketing employees. Sales and marketing expenses were 109% of total revenues for the three months ended March 31, 2000 and 132% of total revenues for the three months ended March 31, 1999. The decrease as a percentage of total revenues was due to our revenues increasing at a greater rate than our sales and marketing expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars to support marketing programs for new product launches, international expansion and increased sales efforts.

 PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased by $684,000, or 61%, to $1.8 million for the three months ended March 31, 2000, from $1.1 million for the three months ended March 31, 1999. The increase primarily resulted from salaries associated with newly hired product development personnel, and, to a lesser extent, the purchase of third party source code. Product development expenses were 48% of total revenues for the three months ended March 31, 2000 and 109% of total revenues for the three months ended March 31, 1999. The decrease as a percentage of total revenues was due to our revenues increasing at a greater rate than our product development expenses.

We believe that continued investment in product development is critical to attaining our strategic objectives, and, as a result, we expect product development expenses will continue to increase in absolute dollars as additional product development personnel are added and additional investments are made into third party source code.

 GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $536,000, or 129%, to $953,000 for the three months ended March 31, 2000, from $417,000 for the three months ended March 31, 1999. The increase primarily resulted from costs associated with increased headcount and related operational costs required to manage our growth. General and administrative expenses were 25% of total revenues for the three months ended March 31, 2000 and 41% of total revenues for the three months ended March 31, 1999. The decrease as a percentage of total revenues was due to our revenues increasing at a greater rate than our general and administrative expenses. We expect that general and administrative expenses will continue to increase in absolute dollars, as we continue to add personnel to support our expanding operations, incur additional costs related to the growth of our business, and assume the responsibilities and the costs associated with being a public company.

 COMPENSATION CHARGE FOR ISSUANCE OF STOCK OPTIONS. We incurred a charge of $234,000 and $21,000 for the three months ended March 31, 2000 and 1999, respectively, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options vest over periods up to five years, which will result in additional compensation expense of approximately $2.9 million for periods ending subsequent to March 31, 2000.

 INTEREST INCOME, NET. Interest income, net increased by $591,000 to $596,000 for the three months ended March 31, 2000, from $5,000 for the three months ended March 31, 1999. The increase resulted from a higher average cash balance for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to the receipt of proceeds from our initial public offering in February 2000.

 NET LOSS. Net loss increased by $1.2 million, or 53%, to $3.4 million for the three months ended March 31, 2000, from $2.2 million for the three months ended March 31, 1999. The increase was due to increased operating expenses, partially offset by increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have funded our operations and met our capital expenditure requirements primarily through private sales of equity securities, commercial credit facilities and capital leases and with the proceeds from our initial public offering. We completed our initial public offering of 5,000,000 shares of common stock on February 3, 2000, including 750,000 shares issued in connection with the exercise of the underwriters' over-allotment on March 2, 2000. These shares were sold to the public at $14.00 per share, which, net of underwriters' discounts and commissions and offering costs, resulted in net proceeds of $73.3 million.

         As of March 31, 2000, cash and cash equivalents were $71.1 million, an increase of $63.2 million compared with cash and cash equivalents held as of December 31, 1999. This increase reflects the receipt of the proceeds from our initial public offering in February 2000. Our working capital as of March 31, 2000 was $69.2 million compared to working capital as of December 31, 1999 of $5.8 million.

         Net cash used in operating activities was $2.1 million for the three months ended March 31, 2000, primarily due to operating losses, as well as changes in working capital items consisting primarily of cash used for prepaid expenses and accrued liabilities partially offset by decreases in other assets and accounts receivable and increases in deferred revenue. Net cash used in operating activities was $1.6 million for the three months ended March 31, 1999 primarily the result of operating losses, partially offset by decreases in accounts receivable.

         Net cash used in investing activities was $1.4 million for the three months ended March 31, 2000, and $118,000 for the three months ended March 31, 1999. Our investing activities for these periods principally consisted of purchases of property and equipment to support our expanding operations and the purchase of marketable securities during the three months ended March 31, 2000.

         Net cash provided by financing activities was $66.7 million for the three months ended March 31, 2000. The primary source of cash from financing activities for the three months ended March 31, 2000 was the net proceeds of $73.3 million received from our initial public offering, net of offering costs. Net cash provided by financing activities was $104,000 for the three months ended March 31, 1999. Our financing activities for the three months ended March 31, 1999 principally consisted of sales of equity securities offset by the repayment of bank loans.

         As of March 31, 2000, under an equipment term loan line of credit, we had outstanding loans of $630,000, which bear interest at the rate of 9.5% per year. Principal payments are due in 36 equal monthly installments through September 30, 2002, and all borrowings are secured by substantially all of our assets.

         Capital expenditures totaled $863,000 and $118,000 for the three month periods ended March 31, 2000 and 1999, respectively. Our capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to remain at the same level for the foreseeable future as we continue to increase our number of employees, increase the size of our operating facilities, and improve and expand our information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

         In April, 2000, we entered into a five-year lease for an additional 23,000 square feet of office space at our existing location to support our expansion plans.

         We expect to experience significant growth in our operating expenses, particularly product development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, international sales expansion and the expansion of our Web-based services will constitute a material use of our cash resources. We believe that the net proceeds from the sale of common stock from our recent offering, together with our existing cash and cash equivalents, will be sufficient to finance our operations through at least the next 12 months. Thereafter, we may require additional funds and may seek to raise additional funds through public or private equity financings or from other sources to develop new or enhanced products or services or to acquire complementary businesses or technologies. There can be no assurances that additional financing will be available at all or that, if available, will be obtainable on terms favorable to us. Additional financing could also be dilutive.

IMPACT OF YEAR 2000 ISSUES

         We have not experienced any significant problems with our computer systems or software products relating to distinguishing twenty-first century dates from twentieth century dates, generally referred to as Year 2000 problems. We are also not aware of any material Year 2000 problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of Year 2000 problems.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an Interpretation of APB Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before July 1, 2000, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation will not have a material impact on the Company's consolidated financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting

Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" (SAB No.
101). SAB No. 101 is effective for the second quarter of all fiscal periods beginning after December 15, 1999. Adoption of SAB No. 101, as amended by SAB No. 101 (a) is not expected to have a material impact on the Company's consolidated financial position or results of operations.

RISK FACTORS

         As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain "forward-looking statements" regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: market acceptance of the CentraNow Web service and Centra BCN, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, failure to manage rapid growth, failure to enhance our existing products and services and to develop and introduce new products and services and other risk factors contained in the section titled "Risk Factors" beginning on page 6 of our final prospectus included as part of our Registration Statement on Form S-1 (No. 333-89817) declared effective February 3, 2000 by the Securities and Exchange Commission. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments and our long-term debt and available line of credit require interest payments calculated at variable rates. Based on the nature and current levels of our investments and debt, however, we have concluded that there is no material market risk exposure.

         Our general investing policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We currently use a registered investment manager to place our investments in highly liquid money market accounts and short-term investments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) In the three months ended March 31, 2000, we granted options to purchase 230,875 shares of our common stock and we issued 108,811 shares of our common stock upon the exercise of employee stock options.

         (d)      Use of Proceeds from Sales of Registered Securities

                  On February 8, 2000 we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The 5,000,000 shares offered under our Registration Statement were sold at a price of $14.00 per share. FleetBoston Robertson Stephens Inc., Chase Securities Inc., and Dain Rauscher Wessels, the managing underwriters of the offering, also exercised an over-allotment option on March 2, 2000 for 750,000 shares. The over-allotment shares were sold at a price of $14.00 per share. The aggregate proceeds from the offering were $80.5 million. Our total expenses in connection with the offering were approximately $7.2 million, of which approximately $5.6 million was for underwriting discounts and commissions to underwriters and $1.6 was for other expenses paid to persons other than directors or officers of our company or persons owning more than 10 percent of any class of equity securities of Centra Software, Inc. Our net proceeds from the offering were approximately $73.3 million. From the effective date through March 31, 2000, we used approximately $6.5 million for payments of dividends to preferred shareholders, $666,000 to fund operations, $546,000 for capital expenditures, $516,000 for the purchase of marketable securities and $56,000 to pay amounts outstanding under our term loan. As of March 31, 2000, we had approximately $65.0 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in high-quality short-term investments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

                 Exhibit   Description

                   3.1 Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company's Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference.)

                  3.2 Amended and Restated By-Laws (filed as Exhibit 3.4 to the Company's Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference.)

                  27.1 Financial Data Schedule for fiscal quarter ended March 31, 2000

      (b)  Reports on Form 8-K

                None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 10, 2000.

                                    Centra Software, Inc.

                                    By: /s/ Stephen A. Johnson
                                        -----------------------------
                                        Stephen A.Johnson
                                        Chief Financial Officer,
                                        Treasurer, and Secretary (duly
                                        authorized officer and principal
                                        financial and accounting officer)

                                 EXHIBIT INDEX

(a)   Exhibits

         Exhibit     Description

            3.1 Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company's Registration Statement, on Form S-1, file No. 333-89817 and incorporated herein by reference.)

            3.2 Amended and Restated By-Laws (filed as Exhibit 3.4 to the Company's Registration Statement, on Form S-1, file No. 333-89817 and incorporated herein by reference.)

           27.1      Financial Data Schedule for fiscal quarter ended March
                     31, 2000