Form 10-Q
period 2000-06-30
CENTRA SOFTWARE INC
filed 2000-08-11
CIK 1096658

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     |_| TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         ________________


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

                                 Yes /X/ No / /

The number of shares outstanding of the Registrant's common stock as of August 10, 2000 was 24,167,719.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

          Consolidated Balance Sheets as of June 30, 2000 (unaudited)
          and December 31, 1999 .............................................  3

          Consolidated Statements of Income for the three and six
          months ended June 30, 2000 and 1999 (unaudited) ...................  4

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 and 1999 (unaudited) ...................  5

          Notes to Consolidated Financial Statements ........................  6


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..............................................   9

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........  16


                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds...........................  16

Item 6. Exhibits and Reports on Form 8-K....................................  16


Signatures..................................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              CENTRA SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                        JUNE 30,   DECEMBER 31,
                                                                                                          2000        1999
                                                                                                          ----        ----
                                                                                                      (UNAUDITED)

                                  ASSETS

Current Assets:
  Cash and cash equivalents .........................................................................     $67,669   $ 7,878
  Accounts receivable, net of reserves of approximately $397 and $194 at June 30, 2000 and
   December 31, 1999, respectively...................................................................       3,217     2,667
  Prepaid expenses and other current assets .........................................................       1,416       510
                                                                                                          -------   -------
      Total current assets ..........................................................................      72,302    11,055
                                                                                                          -------   -------
Property and Equipment, at cost:

  Computers and equipment ...........................................................................       3,649     2,343
  Furniture and fixtures ............................................................................         521       312
  Leasehold improvements ............................................................................         176        93
                                                                                                          -------   -------
                                                                                                            4,346     2,748
  Less: Accumulated depreciation and amortization ...................................................       1,803     1,271
                                                                                                          -------   -------
                                                                                                            2,543     1,477
                                                                                                          -------   -------
  Other Assets ......................................................................................         813       764
                                                                                                          -------   -------
                                                                                                          $75,658   $13,296
                                                                                                          =======   =======

               LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current maturities of term loan ...................................................................   $     338    $  339
  Accounts payable ..................................................................................         902       562
  Accrued expenses ..................................................................................       2,788     2,780
  Deferred revenue ..................................................................................       3,379     1,546
                                                                                                        ---------  --------
      Total current liabilities .....................................................................       7,407     5,227
                                                                                                        ---------  --------
Term loan, net of current maturities ................................................................         208       376
                                                                                                        ---------  --------

Redeemable convertible preferred stock, $0.001 par value-
  Authorized-9,164,490 shares
  Issued and outstanding-0 shares and 9,164,490 shares as of June 30, 2000 and December 31, 1999,
   respectively, at carrying value ..................................................................          --    32,480
                                                                                                        --------- ---------
Stockholders' equity (deficit):
  Preferred stock, $.0001 par value-
  Authorized-10,000,000 shares as of June 30, 2000;
   0 shares as of December 31, 1999
  Issued and outstanding 0 shares at June 30, 2000 and December 31, 1999
  Common stock, $0.001 par value
  Authorized-100,000,000 shares as of June 30, 2000; and 25,000,000 as of December 31, 1999..........          --        --
  Issued-24,811,644 shares and 5,164,923 shares at June 30, 2000 and December 31, 1999 ..............          25         5
  Additional paid-in capital ........................................................................     104,858     3,770
  Accumulated deficit ...............................................................................     (34,109)  (26,536)
  Deferred compensation .............................................................................      (2,691)   (1,986)
  Treasury stock (661,606 shares of common stock at June 30, 2000 and December 31, 1999) ............         (40)      (40)
                                                                                                        ---------   -------
      Total stockholders' equity (deficit) ..........................................................      68,043   (24,787)
                                                                                                        ---------   -------
                                                                                                        $  75,658   $13,296
                                                                                                        =========   =======

 The accompanying notes are an integral part of these consolidated financial statements.

                              CENTRA SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                              --------               --------
                                                         2000        1999        2000      1999
                                                         ----        ----        ----      ----
                                                           (unaudited)            (unaudited)
Revenues:

  License .........................................   $  4,054    $  1,503    $  7,204    $  2,189
  Services ........................................        961         337       1,604         677
                                                      --------    --------    --------    --------
       Total revenues .............................      5,015       1,840       8,808       2,866
                                                      --------    --------    --------    --------
Cost of Revenues:
  License .........................................         31          55          62          91
  Services(1) .....................................        741         320       1,390         647
                                                      --------    --------    --------    --------
       Total cost of revenues .....................        772         375       1,452         738
                                                      --------    --------    --------    --------
       Gross profit ...............................      4,243       1,465       7,356       2,128
                                                      --------    --------    --------    --------
Operating Expenses:
  Sales and marketing(1) ..........................      5,091       1,861       9,243       3,217
  Product development(1) ..........................      2,339       1,041       4,145       2,163
  General and administrative(1) ...................      1,144         492       2,097         909
  Compensation charge for issuance of stock options        240         103         474         124
                                                      --------    --------    --------    --------
       Total operating expenses ...................      8,814       3,497      15,959       6,413
                                                      --------    --------    --------    --------
  Operating loss ..................................     (4,571)     (2,032)     (8,603)     (4,285)
Interest income ...................................      1,106          98       1,723         115
Interest expense ..................................         15          18          36          30
                                                      --------    --------    --------    --------
  Net loss before provision for income taxes ......     (3,480)     (1,952)     (6,916)     (4,200)
Provision for income taxes ........................       --          --             8        --
                                                      --------    --------    --------    --------
  Net loss ........................................     (3,480)     (1,952)     (6,924)     (4,200)
Accretion of discount on preferred stock ..........       --           127         649         254
                                                      --------    --------    --------    --------
Net loss attributable to common stockholders ......   $ (3,480)   $ (2,079)   $ (7,573)   $ (4,454)
                                                      ========    ========    ========    ========
Basic and diluted net loss per share ..............   $   (.15)   $   (.32)   $   (.37)   $   (.70)
                                                      ========    ========    ========    ========
Pro forma basic and diluted net loss per share ....   $   (.15)   $   (.13)   $   (.35)   $   (.32)
                                                      ========    ========    ========    ========
Weighted average shares outstanding:
  Basic and diluted ...............................     23,132       6,498      20,248       6,387
                                                      ========    ========    ========    ========
  Pro forma basic and diluted .....................     23,132      15,747      21,902      13,951
                                                      ========    ========    ========    ========



-----------
(1) The following summarizes the departmental allocation of the compensation charge for issuance of stock options:

                                                                  THREE MONTHS      SIX MONTHS
                                                                  ENDED JUNE 30,    ENDED JUNE 30,
                                                                  --------------    --------------
                                                                 2000       1999   2000     1999
       Cost of service revenues ............................... $   7       $ --    $ 11     $ --
       Sales and marketing ....................................   114         43     201       55
       Product development ....................................    41         20      79       21
       General and administrative..............................    78         40     183       48
                                                                 ----       ----    ----     ----
        Total compensation charge for issuance of stock options  $240       $103    $474     $124
                                                                 ====       ====    ====     ====

The accompanying notes are an integral part of these consolidated financial statements.

                              CENTRA SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                  2000        1999
                                                                                  ----        ----
                                                                                     (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss ..................................................................   $ (6,924)   $ (4,200)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization ..........................................        532         251
    Provision for doubtful accounts .........................................        203          88
    Compensation charge for issuance of stock options .......................        474         124
    Changes in assets and liabilities:
      Accounts receivable ...................................................       (753)       (342)
      Prepaid expenses and other current assets .............................       (906)        (22)
      Accounts payable ......................................................        340         (82)
      Accrued expenses ......................................................          8         (53)
      Deferred revenue ......................................................      1,833         181
                                                                                --------    --------
        Net cash used in operating activities ...............................     (5,193)     (4,055)
                                                                                --------    --------
Cash Flows from Investing Activities:
  Purchase of property and equipment      ...................................     (1,598)       (256)
  Other assets ..............................................................        (49)        (20)
                                                                                --------    --------
        Net cash used in investing activities ...............................     (1,647)       (276)
                                                                                --------    --------
Cash Flows from Financing Activities:
  Proceeds from initial public offering .....................................     80,500        --
  Payments of initial public offering costs .................................     (7,255)       --
  Proceeds from sale of preferred stock .....................................       --        13,423
  Proceeds from exercise of stock options ...................................         35          99
  Payments of dividends to preferred shareholders ...........................     (6,480)       --
  Proceeds from term loan ...................................................       --           709
  Payments on term loan .....................................................       (154)       (677)
  Payments on capital lease obligations .....................................        (15)        (14)
                                                                                --------    --------
        Net cash provided by financing activities ...........................     66,631      13,540
                                                                                --------    --------
Net Increase in Cash and Cash Equivalents ...................................     59,791       9,209
Cash and Cash Equivalents, beginning of period ..............................      7,878       1,979
                                                                                --------    --------
Cash and Cash Equivalents, end of period ....................................   $ 67,669    $ 11,186
                                                                                ========    ========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest ..................................   $     37    $     31
                                                                                ========    ========

Supplemental Disclosure of Noncash Financing Activities:

  Accretion of discount on series A and series B redeemable convertible
  preferred stock ...........................................................   $    649    $    254
                                                                                ========    ========

In connection with the initial public offering of common stock, the following were converted to common stock-

      Conversion of redeemable convertible preferred stock into common
       stock ................................................................   $ 33,130    $     --
                                                                                ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                              CENTRA SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Centra Software, Inc. together with its wholly-owned subsidiaries ("Centra" or "the Company") is a leading provider of software and networked services for live eLearning and Internet business collaboration. Centra's Web-based enterprise solutions include Centra Symposium-TM- for hands-on eLearning, Centra Conference 3.0 for large-scale, interactive Web presentations, and the CentraNow-TM- network service for Web meetings. Centra provides Web enabled enterprise software and networked services that allow businesses to interact live over the intranet or Internet with their customers, partners and employees in a variety of business contexts, such as sales meetings and presentations, marketing seminars, as well as learning, training and interactive teamwork.

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

         The accompanying consolidated financial statements for the three and six months ended June 30, 2000 and 1999 are unaudited and have been prepared on a basis consistent with the December 31, 1999 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These consolidated statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 File number 333-81817. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

(B) USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

(C) REVENUE RECOGNITION

         Centra recognizes revenues in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2), as amended. Centra derives substantially all of its revenues from the sale of software licenses, post-contract support (maintenance), professional services, and hosting services. Maintenance includes telephone technical support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Professional services include training and basic implementation consulting to meet specific customer needs. Hosting services include server access and monitoring, network bandwidth and telephone support.

         Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. Centra's products do not require significant customization.

         Revenues related to maintenance and hosting services are recognized on a straight-line basis over the period that the maintenance and hosting services are provided and revenues allocable to professional services are recognized as the services are performed.

         In December 1998, the AICPA issued Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS (SOP 98-9). SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. Centra was required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 has not had a material effect on the Company's financial position or results of operations.

(D) CASH EQUIVALENTS

         Centra considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Centra accounts for cash equivalents in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value. At June 30, 2000 and December 31, 1999, Centra's cash equivalents consisted of money market accounts and highly rated commercial paper. To date, Centra has not recorded any realized gains or losses.

                                                                               JUNE 30,         DECEMBER 31,
                                                                                 2000               1999
                                                                                 ----               ----
                                                                              (UNAUDITED)
 Cash and cash equivalents-
   Cash ................................................................        $     82           $     --
   Money market accounts................................................        $     10           $    352
   Commercial paper.....................................................        $ 67,577           $  7,526
                                                                                --------           --------
     Total cash and cash equivalents....................................        $ 67,669           $  7,878
                                                                                --------           --------
                                                                                --------           --------

(E) COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Centra's comprehensive loss is equal to net loss for all periods presented.

(F) NET LOSS PER SHARE

         Basic and diluted net loss per share are presented in conformity with SFAS No. 128, EARNINGS PER SHARE (SFAS No. 128) for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98), common stock and redeemable convertible preferred stock issued or granted for nominal consideration prior to the effective date of Centra's initial public offering are included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. The common shares that were issued upon conversion of the series A and series B preferred stock were issued for nominal consideration due to the liquidation premium that was payable to the holders of series A and series B preferred stock. Accordingly, such shares of common stock have been included in the calculation of basic and diluted net loss per share from the original date of issuance of the underlying shares of preferred stock. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed by dividing the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, into the net loss attributable to common stockholders, which includes both the accretion of the discount and the liquidation premium on the series A and series B preferred stock.

(G) PRO FORMA NET LOSS PER SHARE

         Pro forma net loss per share has been computed as described above and also gives effect from their original date of issuance to the conversion of additional shares of redeemable convertible preferred stock not included in the computation of basic and diluted net loss per share, which shares automatically converted upon the completion of Centra's initial public offering effective February 3, 2000 (using the if-converted method).

         Historical and pro forma basic and diluted net loss per share are as follows:

                                                                                  FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                                                     --------------          --------------
                                                                                    2000        1999        2000         1999
HISTORICAL:
Net loss attributable to common stockholders ...................................   $(3,480)   $ (2,079)   $ (7,573)   $ (4,454)
                                                                                   =======    ========    ========    ========
Basic and diluted shares:
Weighted-average shares of common and series A and B preferred stock
  outstanding ..................................................................    24,144       7,724      21,944       7,675
Less: weighted-average shares subject to repurchase ............................    (1,012)     (1,226)     (1,696)     (1,288)
                                                                                   -------    --------    --------    --------
Weighted-average shares of common and series A and B preferred stock
  outstanding used in computing basic and diluted net loss per share...........     23,132       6,498      20,248       6,387
                                                                                   -------    --------    --------    --------
Basic and diluted net loss per share ...........................................   $  (.15)   $   (.32)   $   (.37)   $   (.70)
                                                                                   =======    ========    ========    ========

PRO FORMA:
Net loss attributable to common stockholders ...................................   $(3,480)   $ (2,079)   $ (7,573)   $ (4,454)
                                                                                   =======    ========    ========    ========

Weighted-average shares of common and series A and B preferred stock outstanding
  used in computing basic and diluted net loss per share.......................     23,132       6,498      20,248       6,387
Adjusted to reflect the assumed conversion of series C, D and E preferred
  stock from the date of issuance ..............................................      --         9,249       1,654       7,564
                                                                                   -------    --------    --------    --------
Weighted-average shares used in computing pro forma basic and diluted net
  loss per share ...............................................................    23,132      15,747      21,902      13,951
                                                                                   -------    --------    --------    --------
Pro forma basic and diluted net loss per share .................................   $  (.15)    $  (.13)   $   (.35)   $   (.32)
                                                                                   =======    ========    ========    ========

Options to purchase a total of 3,178,000 and 1,698,000 common shares have not been included in the computation of dilutive EPS above for the three and six months ended June 30, 2000 and 1999, respectively. Inclusion of these shares would have an antidilutive effect, as Centra recorded a net loss for all periods presented.

(H) SEGMENT INFORMATION

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131). As of June 30, 2000, Centra operates solely in one segment, the development and marketing of software products and related services, and therefore adoption of SFAS No. 131 has had no impact to Centra's financial statements. Centra's revenues from customers outside of the North America were approximately $409,000 and $57,000 and $892,000 and $166,000 for the three and six months ended June 30, 2000 and 1999, respectively. No single country outside of North America represented greater than 10% of total consolidated revenues for the three and six months ended June 30, 2000 and 1999.

(I) RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" (SAB No. 101). SAB No. 101 is effective for the fourth quarter of all fiscal periods beginning after December 15, 1999. Adoption of SAB No. 101, as amended by SAB No. 101 (b), is not expected to have a material impact on the Company's consolidated financial position or results of operations.

(j) New Lease Agreement

In April 2000, we entered into a five-year lease for an additional 23,000 square feet of office space at our existing location to support our expansion plans. The total commitment under this lease is $3.01 million through June 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Overview", "Results of Operations", "Liquidity and Capital Resources", and "Risk Factors" included in these sections and those appearing elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

         We design, develop and support Web applications software and network services, for live eBusiness collaboration that enables companies to perform live eLearning, Web meetings and large scale on-line presentations. Our products provide Internet infrastructure for comprehensive live collaboration and include features such as voice-over-the-Internet, software application sharing, real-time data exchange and shared workspaces. Our products to date have been sold primarily to the Global 2000 market with product offerings and network service solutions for corporate eLearning and training, collaborative sales and marketing, and one-to-one customer, partner and employee relationships. We offer: Centra Symposium, an enterprise Web application for highly interactive eLearning and team collaboration; Centra Conference, an enterprise web application for live interactive seminars and corporate briefings for large dispersed audiences; Centra eMeeting (available for sale in July 2000), an enterprise web application for ad-hoc virtual meetings where users can schedule, organize and run their own meeting; and CentraNow, a network service for live, voice-enabled business meetings and events.

         Through June 30, 2000, our revenues were derived from licenses of our software products, from related maintenance, and from the delivery of implementation consulting, training and hosting services. We price licenses of our enterprise application software on a rental or purchase basis under a variety of licensing models, including named-user licenses, concurrent-user licenses, time-limited licenses and revenue-sharing. Customers who license our enterprise application software typically purchase renewable maintenance contracts that provide software upgrades and technical support over a stated term, usually a twelve-month period. Maintenance is priced as a percentage of our license fees. We also offer implementation consulting, training and education services to our customers on a time-and-materials basis. In August 1999, we began providing hosting services for customers on a temporary basis under hosting agreements, with terms ranging from six to twelve months, to outsource the administration and infrastructure necessary to operate our enterprise application software. The hosting fees include a set-up fee and monthly service fees, in addition to license fees for the software. We also offer CentraNow free services with limited functionality, and in April 2000, we began to offer priced CentraNow services with expanded functionality.

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

         We sell our products and services primarily through a direct sales force and through relationships with distributors, resellers and other strategic partners. We have established European sales operations based in the United Kingdom and have master distributors in Japan and Korea and value added resellers throughout Europe, the Middle East and Africa. Revenues from international sales excluding Canada were 8% and 3% or $409,000 and $57,000 for the three month periods ended June 30, 2000 and 1999, respectively. Revenues from international sales were 10% and 6% of total revenues or $892,000 and $166,000 for the six month periods ended June 30, 2000 and 1999, respectively. During 1999, we began to invest in the infrastructure necessary to expand our global operations, including the formation and staffing of our European subsidiary. We expect to continue to invest in our international operations as we expand our international direct and indirect channels and enhance our marketing efforts to increase worldwide market share. We anticipate that revenues derived from outside the United States will increase both in terms of percentage of revenues and absolute dollars.

         Our cost of license revenues includes royalties due to third parties for technology included in our products, as well as costs of product documentation, media used to deliver our products and fulfillment. Our cost of service revenues includes (a) salaries and related expenses for our consulting, education, technical support and information technology services organizations,
(b) an overhead allocation consisting primarily of our facilities, communications and depreciation expenses, and (c) direct costs related to our hosting services.

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

         Our previously outstanding series A and series B preferred stock had participation rights that allowed holders to receive a premium equal to 150% of their original investment upon the redemption, liquidation and automatic conversion of the preferred stock into common stock. For financial reporting purposes, we discounted the value of series A and series B preferred stock by the value of these participating rights. We had been increasing the carrying value of the series A and series B preferred stock for the liquidation premium and participation discount through charges to stockholders' deficit over the redemption period. This increase is also reflected in the accretion of discount on preferred stock in our statement of operations. Upon the automatic conversion of the series A and series B preferred stock into common stock in February 2000, $649,000 in unamortized liquidation premium and participation discount on the series A and series B preferred stock was accreted.

         We have experienced substantial losses in each fiscal period since our inception. As of June 30, 2000, we had an accumulated deficit of $34.1 million. These losses and our accumulated deficit have resulted from our lack of substantial revenues, as well as the significant costs incurred in the development of our products and services and in the preliminary establishment of our infrastructure. We expect to increase our expenditures in all areas in order to execute our business plan, and to expand further internationally, particularly in sales and marketing. The planned increase in sales and marketing expense will result principally from the hiring of additional sales force personnel and from marketing programs to increase brand awareness. Accordingly, we expect to experience additional losses for the foreseeable future.

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

RESULTS OF OPERATIONS

         The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

                                                                                          Three Months Ended  Six Months Ended
                                                                                          ------------------  ----------------
                                                                                          June 30, June 30,  June 30, June 30,
                                                                                            2000     1999      2000     1999
                                                                                            ----     ----     ----     ----
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
 Revenues:
    License .............................................................................     81%      82%      82%      76%
    Services ............................................................................     19       18       18       24
                                                                                            ----     ----     ----     ----
           Total revenues ...............................................................    100      100      100      100

 Cost of Revenues:
    License .............................................................................      1        3        1        3
    Services ............................................................................     14       17       15       23
                                                                                            ----     ----     ----     ----
           Total cost of revenues .......................................................     15       20       16       26
                                                                                            ----     ----     ----     ----
 Gross margin ...........................................................................     85       80       84       74

 Operating expenses:
     Sales and marketing ................................................................    101      101      105      112
     Product development ................................................................     47       57       47       76
     General and administrative .........................................................     23       27       24       32
     Compensation charge for issuance of stock options ..................................      5        5        6        4
                                                                                            ----     ----     ----     ----
            Total operating expenses ....................................................    176      190      182      224
                                                                                            ----     ----     ----     ----



Operating loss ..........................................................................    (91)    (110)     (98)    (150)
 Interest income, net ...................................................................     22        4       19        3
                                                                                            ----     ----     ----     ----
 Net loss ...............................................................................    (69)%   (106)%    (79)%   (147) %
                                                                                            ====     ====     ====     ====

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

 REVENUES. Total revenues increased by $3.2 million, or 178%, to $5.0 million for the three months ended June 30, 2000, from $1.8 million for the three months ended June 30, 1999. The increase was attributable to the significant growth in our customer base resulting in substantial growth in license and service revenues.

License revenues increased by $2.6 million, or 173%, to $4.1 million for the three months ended June 30, 2000, from $1.5 million for the three months ended June 30, 1999. The increase was attributable to an increase in the number and average transaction value of new customer license sales, as well as an increase in the number of follow-on license sales to existing customers.

Service revenues increased by $624,000, or 185%, to $961,000 for the three months ended June 30, 2000, from $337,000 for the three months ended June 30, 1999. The increase was primarily related to an increase in maintenance support contracts to new and existing customers and to a lesser extent an increase in professional services. Service revenues represented 19% and 18% of total revenues for the three months ended June 30, 2000 and 1999, respectively.

 COST OF LICENSE REVENUES. Cost of license revenues decreased by $24,000, or 43%, to $31,000 for the three months ended June 30, 2000, from $55,000 for the three months ended June 30, 1999. Cost of license revenues was 1% and 3% of license revenues for the three months ended June 30, 2000 and 1999, respectively. The decrease was attributable to a decrease in royalty obligations to third parties. We anticipate that cost of license revenues will increase in the future both in terms of absolute dollars as licensing revenues from our products increase and as a percent of license revenues due to the licensing of additional technologies from third parties.

 COST OF SERVICE REVENUES. Cost of service revenues increased by $421,000, or 132%, to $741,000 for the three months ended June 30, 2000, from $320,000 for the three months ended June 30, 1999. The increase was due primarily to an increase in the number of technical support, consulting and education personnel providing services to our customers. Cost of service revenues were 77% and 95% of service revenues for the three months ended June 30, 2000 and 1999, respectively. The decrease as a percentage of service revenues was due primarily to service revenues increasing at a greater rate than service costs. We anticipate that the cost of service revenues will continue to increase in absolute dollars to the extent that we continue to generate new customers and associated license and service revenues. Cost of service revenues as a percentage of service revenues can be expected to vary significantly from period to period depending on the mix of services that we provide and overall utilization rates of our service personnel.

 SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by $3.2 million, or 168%, to $5.1 million for the three months ended June 30, 2000, from $1.9 million for the three months ended June 30, 1999. The increase was primarily attributable to an increase in marketing programs, including advertising, trade shows, and promotional expenses. To a lesser extent, the increase was related to an increase in the number of direct sales and marketing employees. Sales and marketing expenses were 101% of total revenues for the three months ended June 30, 2000 and 1999. We expect that sales and marketing expenses will continue to increase in absolute dollars to support marketing programs for new product launches, international expansion and increased sales efforts.

 PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased by $1.3 million, or 130%, to $2.3 million for the three months ended June 30, 2000, from $1.0 million for the three months ended June 30, 1999. The increase primarily resulted from salaries associated with newly hired product development personnel and, to a lesser extent, consulting fees and translation services to localize the products into French,

German, Greek, Portuguese, and Spanish languages. Product development expenses were 47% and 57% of total revenues for the three months ended June 30, 2000 and 1999, respectively. The decrease as a percentage of total revenues was due to our revenues increasing at a greater rate than our product development expenses. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses will continue to increase in absolute dollars as additional product development personnel are added and additional investments are made into third party source code.

 GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $652,000, or 133%, to $1.1 million for the three months ended June 30, 2000, from $492,000 for the three months ended June 30, 1999. The increase resulted primarily from costs associated with increased headcount and related operational costs required to manage our growth and the costs of being a public company. General and administrative expenses were 23% and 27% of total revenues for the three months ended June 30, 2000 and 1999, respectively. The decrease as a percentage of total revenues was due to our revenues increasing at a greater rate than our general and administrative expenses. We expect that general and administrative expenses will continue to increase in absolute dollars, as we continue to add personnel to support our expanding operations, incur additional costs related to the growth of our business, and assume the responsibilities and the costs associated with being a public company.

 COMPENSATION CHARGE FOR ISSUANCE OF STOCK OPTIONS. We incurred a charge of $240,000 and $103,000 for the three months ended June 30, 2000 and 1999, respectively, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options vest over periods up to five years, which will result in additional compensation expense of approximately $2.7 million for periods ending subsequent to June 30, 2000.

 INTEREST INCOME, NET. Interest income, net of interest expense, increased by $1.0 million to $1.1 million for the three months ended June 30, 2000, from $80,000 for the three months ended June 30, 1999. The increase resulted from a higher average cash balance for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 due to the receipt of proceeds from our initial public offering in February 2000.

NET LOSS. Net loss increased by $1.5 million, or 78%, to $3.5 million for the three months ended June 30, 2000, from $2.0 million for the three months ended June 30, 1999. The increase was due to increased operating expenses, partially offset by increased revenues.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

 REVENUES. Total revenues increased by $5.9 million, or 207%, to $8.8 million for the six months ended June 30, 2000, from $2.9 million for the six months ended June 30, 1999. The increase was attributable to the significant growth in our customer base resulting in substantial growth in license and service revenues.

License revenues increased by $5.0 million, or 229%, to $7.2 million for the six months ended June 30, 2000, from $2.2 million for the six months ended June 30, 1999. The increase was attributable to an increase in the number and average transaction value of new customer license transactions, as well as an increase in the number of license transactions from existing customers.

Service revenues increased by $927,000, or 137%, to $1.6 million for the six months ended June 30, 2000, from $677,000 for the six months ended June 30, 1999. The increase was primarily related to an increase in maintenance support contracts to new and existing customers.

 COST OF LICENSE REVENUES. Cost of license revenues decreased by $29,000, or 32%, to $62,000 for the six months ended June 30, 2000, from $91,000 for the six months ended June 30, 1999. The decrease was attributable to a decrease in royalty obligations to third parties.

 COST OF SERVICE REVENUES. Cost of service revenues increased by $743,000, or 115%, to $1.4 million for the six months ended June 30, 2000, from $647,000 for the six months ended June 30, 1999. The increase was due primarily to an increase in the number of technical support, consulting and education personnel providing services to our customers. Cost of service revenues was 87% and 96% of service revenues for the six months ended June 30, 2000 and 1999, respectively. The decrease as a percentage of service revenues was due primarily to service revenues increasing at a greater rate than service costs.

 SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by $6.0 million, or 187%, to $9.2 million for the six months ended June 30, 2000, from $3.2 million for the six months ended June 30, 1999. The increase was primarily attributable to an increase in marketing programs, including advertising, trade shows, and promotional expenses. To a lesser extent, the increase was a result of an increase in the number of direct sales and marketing employees.

 PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased by $2.0 million, or 92%, to $4.2 million for the six months ended June 30, 2000, from $2.2 million for the six months ended June 30, 1999. The increase was primarily the result of increased salaries associated with newly hired product development personnel during the period, and, to a lesser extent, increased purchased technology and translation services costs.

 GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.2 million, or 131%, to $2.1 million for the six months ended June 30, 2000, from $909,000 for the six months ended June 30, 1999. The increase was primarily attributable to costs associated with increased headcount and related operational costs required to manage our growth.

 COMPENSATION CHARGE FOR ISSUANCE OF STOCK OPTIONS. We incurred a charge of $474,000 and $124,000 for the six months ended June 30, 2000 and 1999, respectively, related to the issuance of stock options to employees and non-employees during 1999 and 2000.

 INTEREST INCOME, NET. Interest income, net of interest expense, increased by $1.6 million to $1.7 million for the six months ended June 30, 2000, from $115,000 for the six months ended June 30, 1999. The increase resulted from a higher average cash balance for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due to the receipt of proceeds from our initial public offering in February 2000.

NET LOSS. Net loss increased by $2.7 million, or 65%, to $6.9 million for the six months ended June 30, 2000, from $4.2 million for the six months ended June 30, 1999. The increase was the result of increased operating expenses, partially offset by increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have funded our operations and met our capital expenditure requirements primarily through private sales of equity securities, commercial credit facilities and capital leases and with the proceeds from our initial public offering. We completed our initial public offering of common stock on February 3, 2000. A total of 5,750,000 shares were sold to the public which resulted in net proceeds to the Company of $73.3 million.

         As of June 30, 2000, cash and cash equivalents were $67.7 million, an increase of $59.8 million compared with cash and cash equivalents held as of December 31, 1999. This increase reflects the receipt of the proceeds from our initial public offering in February 2000. Our working capital as of June 30, 2000 was $64.9 million compared to $5.8 million as of December 31, 1999.

         Net cash used in operating activities was $5.2 million for the six months ended June 30, 2000, and was related to operating losses, as well as changes in working capital items consisting primarily of cash used for prepaid expenses and an increase in accounts receivable partially offset by increases in deferred revenue and accounts payable. Net cash used in operating activities was $4.1 million for the six months ended June 30, 1999 primarily the result of operating losses.

         Net cash used in investing activities was $1.6 million and $256,000 for the six months ended June 30, 2000 and 1999, respectively. Our investing activities for these periods consisted of purchases of property and equipment to support our expanding operations.

         Net cash provided by financing activities for the six months ended June 30, 2000 was $66.6 million reflecting the net proceeds of $73.3 million received from our initial public offering. In March 2000 the series A and B preferred shareholders were paid a total of $6.5 million that was due upon completion of the Company's initial public offering. Net cash provided by financing activities for the six months ended June 30, 1999 was $13.5 million and consisted principally of our series E preferred stock financing in April 1999.

         As of June 30, 2000, we had outstanding loans of $546,000, under an equipment term loan line of credit, which bear interest at the rate of 9.5% per year. Principal payments are due in 36 equal monthly installments through September 30, 2002, and all borrowings are secured by substantially all of our assets.

         Capital expenditures totaled $1.6 million and $256,000 for the six month periods ended June 30, 2000 and 1999, respectively. Our capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to remain at the same level for the foreseeable future as we continue to increase the number of employees, increase the size of our operating facilities, and improve and expand our information systems and network services. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

         In April 2000, we entered into a five-year lease for an additional 23,000 square feet of office space at our existing location to support our expansion plans. The total commitment under this lease is $3.01 million through June 2005.

         We expect to experience significant increases in our operating expenses, particularly in product development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, international sales expansion and the expansion of our Web-based services, will constitute a material use of our cash resources. We believe that the net proceeds from the sale of common stock from our recent public offering, together with our existing cash and cash equivalents, will be sufficient to finance our operations through at least the next 12 months. Thereafter, we may require additional funds and may seek to raise additional funds through public or private equity financing or from other sources to develop new or enhanced products or services or to acquire complementary businesses or technologies. There can be no assurance that additional financing will be available at all or that, if available, will be obtainable on terms favorable to us. Additional financing could also be dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" (SAB No. 101). SAB No. 101 is effective for the fourth quarter of all fiscal periods beginning after December 15, 1999. Adoption of SAB No. 101, as amended by SAB No. 101 (b) is not expected to have a material impact on the Company's consolidated financial position or results of operations.

RISK FACTORS

         As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain "forward-looking statements" regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: market acceptance of the CentraNow network service and Centra eMeeting product, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, failure to manage rapid growth, failure to enhance our existing products and services and to develop and introduce new products and services and other risk factors contained in the section titled "Risk Factors" beginning on page 6 of our final prospectus included as part of our Registration Statement on Form S-1 (No. 333-89817) declared effective February 3, 2000 by the Securities and Exchange Commission. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline.

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

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)      Use of Proceeds from Sales of Registered Securities

         On February 8, 2000 we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The 5,000,000 shares offered under our Registration Statement were sold at a price of $14.00 per share. FleetBoston Robertson Stephens Inc., Chase Securities Inc., and Dain Rauscher Wessels, the managing underwriters of the offering, also exercised an over-allotment option on March 2, 2000 for 750,000 shares. The over-allotment shares were sold at a price of $14.00 per share. The aggregate proceeds from the offering were $80.5 million. Our total expenses in connection with the offering were approximately $7.2 million, of which approximately $5.6 million was for underwriting discounts and commissions to underwriters and $1.6 was for other expenses paid to persons other than directors or officers of our company or persons owning more than 10 percent of any class of equity securities of Centra Software, Inc. Our net proceeds from the offering were approximately $73.3 million. From the effective date through June 30, 2000, we used approximately $6.5 million for payments of dividends to preferred shareholders, $3.8 million to fund operations, $1.3 million for capital expenditures, and $133,000 to pay amounts outstanding under our term loan. As of June 30, 2000, we had approximately $61.6 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in high-quality short-term investments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

            Exhibit Description
               3.1 Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company's Registration Statement, on From
                    S-1, File No. 333-89817 and incorporated herein by reference.)




               3.2 Amended and Restated by-laws (filed as exhibit 3.4 to the Company's Registration Statement, on Form S-1, File No.
                    333-89817 and incorporated herein by reference.)

               10.1 Second Amendment to Lease dated April 27, 2000 between
                    Centra Software, Inc. and Trustees of Elandzee Trust, as amended

               27.1 Financial Data Schedule for fiscal quarter ended June 30,
                    2000

      (b)  Reports on Form 8-K

                None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 10, 2000.

                                          Centra Software, Inc.

                                          By:    /s/ Stephen A. Johnson

                                                 -----------------------------
Stephen A. Johnson                               Chief Financial Officer,
                                                 Treasurer, and Secretary (duly
                                                 authorized officer and
                                                 principal financial and
                                                 accounting officer)

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

               10.1 Second Amendment to Lease dated April 27, 2000 between
                    Centra Software, Inc. and Trustees of Elandzee Trust, as amended

               27.1 Financial Data Schedule for fiscal quarter ended June 30,
                    2000