Form 10-Q
period 2000-09-30
CENTRA SOFTWARE INC
filed 2000-11-14
CIK 1096658

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

     |_| TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         _________


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


                                            Yes  |X|   No |_|


The number of shares outstanding of the Registrant's common stock as of November 10, 2000 was 24,277,322.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999 (unaudited)..................................  3

          Consolidated Statements of Income for the three and nine
          months ended September 30, 2000 and 1999 (unaudited) ..............  4

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2000 and 1999 (unaudited) ..............  5

          Notes to Consolidated Financial Statements (unaudited).............  6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .............................................. 9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........  16


                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds...........................  16

Item 6.  Exhibits and Reports on Form 8-K....................................  17

Signatures...................................................................  18

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                              CENTRA SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                2000               1999
                                                                ----               ----
                                                                       (unaudited)
                                  ASSETS
Current Assets:
  Cash and cash equivalents ...........................          $64,940          $ 7,878
  Restricted cash .....................................              100             --
  Accounts receivable, net of reserves of approximately
    $473 and $194 at September 30, 2000 and December 31,
    1999, respectively ................................            3,760            2,667
  Prepaid expenses and other current assets ...........            2,238              510
                                                               ----------       ----------
      Total current assets ............................           71,038           11,055
                                                               ----------       ----------
Property and Equipment, at cost:
  Computers and equipment .............................            4,187            2,343
  Furniture and fixtures ..............................              657              312
  Leasehold improvements ..............................              187               93
                                                               ----------       ----------
                                                                   5,031            2,748
  Less: Accumulated depreciation and amortization .....            2,166            1,271
                                                               ----------       ----------
                                                                   2,865            1,477

  Restricted cash .....................................              400             --
  Other Assets ........................................              126              764
                                                               ----------       ----------
                                                                 $74,429          $13,296
                                                               ==========       ==========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities:
   Current maturities of term loan.....................          $   331          $   339
   Accounts payable....................................            1,127              562
   Accrued expenses....................................            4,287            2,780
   Deferred revenue....................................            3,773            1,546
                                                               ----------       ----------
       Total current liabilities.......................            9,518            5,227
                                                                ----------       ----------
 Term loan, net of current maturities..................              130              376
                                                                ----------       ----------

 Redeemable convertible preferred stock, $0.001 par value-
   Authorized-9,164,490 shares
   Issued and outstanding-0 shares and 9,164,490 shares
     as of September 30, 2000 and December 31, 1999,
     respectively, at carrying value.....................           --             32,480
                                                                ----------       ----------
 Stockholders' equity (deficit):
   Preferred stock, $.001 par value-
   Authorized-10,000,000 shares as of September 30,
    2000;  0 shares as of December 31, 1999
   Issued and outstanding-0 shares at September 30, 2000
    and December 31, 1999                                           --               --
   Common stock, $0.001 par value
    Authorized-100,000,000 shares as of September 30,
     2000;and 25,000,000 as of December 31, 1999
    Issued-24,877,388 shares and 5,164,923 shares at
     September 30, 2000 and December 31, 1999 ...............         25                5
   Additional paid-in capital................................    104,888            3,770
   Accumulated deficit.......................................    (37,608)         (26,536)
   Deferred compensation.....................................     (2,484)          (1,986)
   Treasury stock (661,606 shares of common stock at
   September 30, 2000 and December 31, 1999).................        (40)             (40)
                                                                ----------       ----------
       Total stockholders' equity (deficit) .................     64,781          (24,787)
                                                                ----------       ----------
                                                                 $74,429          $13,296
                                                                ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                              CENTRA SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      Three Months Ended                Nine Months Ended
                                                                      ------------------                -----------------
                                                                         September 30,                    September 30,
                                                                         -------------                    -------------
                                                                     2000             1999            2000             1999
                                                                     ----             ----            ----             ----
                                                                          (unaudited)                      (unaudited)
Revenues:
  License......................................................   $ 5,187          $ 2,345        $ 12,391          $ 4,534
  Services.....................................................     1,148              371           2,752            1,048
                                                                 ----------      ----------      ----------       ----------
       Total revenues..........................................     6,335            2,716          15,143            5,582
                                                                 ----------      ----------      ----------       ----------
Cost of Revenues:
  License......................................................       154               47             216              138
  Services(1)..................................................       829              411           2,219            1,058
                                                                 ----------      ----------      ----------       ----------
       Total cost of revenues..................................       983              458           2,435            1,196
                                                                 ----------      ----------      ----------       ----------
       Gross profit............................................     5,352            2,258          12,708            4,386
                                                                 ----------      ----------      ----------       ----------
Operating Expenses:
  Sales and marketing(1).......................................     6,243            2,001          15,487            5,218
  Product development(1).......................................     2,229              975           6,373            3,138
  General and administrative(1)................................     1,216              635           3,313            1,544
  Compensation charge for issuance of stock options(1).........       228              112             702              236
                                                                 ----------      ----------      ----------       ----------
       Total operating expenses................................     9,916            3,723          25,875           10,136
                                                                 ----------      ----------      ----------       ----------
  Operating loss...............................................    (4,564)          (1,465)        (13,167)          (5,750)
Interest income................................................     1,079              144           2,798              259
Interest expense...............................................        14               18              46               48
                                                                 ----------      ----------      ----------       ----------
  Net loss before provision for income taxes...................    (3,499)          (1,339)        (10,415)          (5,539)
Provision for income taxes.....................................        --               --               8               --
                                                                 ----------      ----------      ----------       ----------
  Net loss.....................................................    (3,499)          (1,339)        (10,423)          (5,539)
Accretion of discount on preferred stock.......................        --              126             649              380
                                                                 ----------      ----------      ----------       ----------
Net loss attributable to common stockholders...................   $(3,499)         $(1,465)       $(11,072)         $(5,919)
                                                                 ==========      ==========      ==========       ==========
Basic and diluted net loss per share...........................   $  (.15)         $  (.22)        $  (.52)         $  (.92)
                                                                 ==========      ==========      ==========       ==========
Pro forma basic and diluted net loss per share (Note 1(g))        $  (.15)         $  (.09)        $  (.49)         $  (.40)
                                                                 ==========      ==========      ==========       ==========
Weighted average shares outstanding:
  Basic and diluted............................................    23,271            6,550          21,265            6,427
                                                                 ==========      ==========      ===========      ==========
  Pro forma basic and diluted (Note 1(g))......................    23,271           16,473          22,368           14,778
                                                                 ==========      ==========      ===========      ===========


-----------
     (1) The following summarizes the departmental allocation of the compensation charge for issuance of stock options:

                                                                       Three Months      Nine Months
                                                                      Ended Sept 30,    Ended Sept 30,
                                                                      --------------    --------------
                                                                     2000       1999    2000     1999
                                                                     ----       ----    ----     ----

       Cost of service revenues ...............................      $  7       $ --    $ 18     $ --
       Sales and marketing ....................................       102         52     303      107
       Product development ....................................        41         21     120       42
       General and administrative..............................        78         39     261       87
                                                                     ----       ----    ----     ----
        Total compensation charge for issuance of stock options      $228       $112    $702     $236
                                                                     ====       ====    ====     ====

     The accompanying notes are an integral part of these consolidated financial statements.

                              CENTRA SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                    2000                  1999
                                                                                    ----                  ----
                                                                                           (unaudited)
Cash Flows from Operating Activities:
  Net loss.................................................................      $(10,423)              $(5,539)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization..........................................           895                   421
    Provision for doubtful accounts........................................           280                    25
    Compensation charge for issuance of stock options......................           702                   236
      Changes in assets and liabilities:
      Restricted cash......................................................          (100)                   --
      Accounts receivable..................................................        (1,373)                 (784)
      Prepaid expenses and other current assets............................        (1,728)                 (211)
      Accounts payable.....................................................           565                  (189)
      Accrued expenses.....................................................         1,507                   205
      Deferred revenue.....................................................         2,227                   606
                                                                                 --------               -------
        Net cash used in operating activities..............................        (7,448)               (5,230)
                                                                                 --------               -------
Cash Flows from Investing Activities:
  Purchase of property and equipment ......................................        (2,283)                 (557)
  Purchase of short-term investments ......................................            --                (5,759)
  Restricted cash..........................................................          (400)                   --
  Other assets ............................................................           638                   (88)
                                                                                 --------               -------
        Net cash used in investing activities..............................        (2,045)               (6,404)
                                                                                 --------               -------
Cash Flows from Financing Activities:
  Proceeds from initial public offering....................................        80,500                    --
  Payments of initial public offering costs................................        (7,268)                   --
  Proceeds from sale of preferred stock....................................            --                13,423
  Proceeds from exercise of stock options..................................            57                   209
  Payments of dividends to preferred shareholders..........................        (6,480)                   --
  Purchase of treasury stock...............................................            --                   (23)
  Proceeds from term loan..................................................            --                   209
  Payments on term loan....................................................          (231)                 (245)
  Payments on capital lease obligations....................................           (23)                  (25)
                                                                                 --------               -------
        Net cash provided by financing activities..........................        66,555                13,548
                                                                                 --------               -------
Net Increase in Cash and Cash Equivalents..................................        57,062                 1,914
Cash and Cash Equivalents, beginning of period.............................         7,878                 1,979
                                                                                 --------               -------
Cash and Cash Equivalents, end of period...................................       $64,940               $ 3,893
                                                                                 ========               =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest.................................       $    37               $    50
                                                                                 ========               =======
Supplemental Disclosure of Noncash Financing Activities:
  Accretion of discount on series A and series B redeemable convertible
  preferred stock..........................................................       $   649               $   380
                                                                                 ========               =======
 Issuance of common stock and stock subscription receivable                       $    --               $    11
                                                                                 ========               =======
In connection with the initial public offering of common stock, the following were converted to common stock-

      Conversion of redeemable convertible preferred
        stock into common stock............................................       $33,130               $    --
                                                                                 ========               =======


     The accompanying notes are an integral part of these consolidated financial statements.

                              CENTRA SOFTWARE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Centra Software, Inc. together with its wholly-owned subsidiaries ("Centra" or "the Company") is a leading provider of software and networked services for live eLearning and Internet business collaboration. Centra's Web-based enterprise solutions include Centra Symposium(TM) for hands-on eLearning, Centra Conference 3.0 for large-scale, interactive Web presentations, Centra eMeeting for ad-hoc virtual meetings, and the CentraNow(TM) network service for Web meetings. Centra provides Web enabled enterprise software and networked services that allow businesses to interact live over the intranet or Internet with their customers, partners and employees in a variety of business contexts, such as sales meetings and presentations, marketing seminars, as well as enabling learning, training and interactive teamwork.

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

         The accompanying consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 are unaudited and have been prepared on a basis consistent with the December 31, 1999 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These consolidated statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 File number 333-81817. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

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

         Centra accounts for cash equivalents in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value. At September 30, 2000 and December 31, 1999, Centra's cash equivalents consisted of money market accounts and highly rated commercial paper. To date, Centra has not recorded any realized gains or losses.

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                  2000              1999
                                                                                  ----              ----
                                                                              (UNAUDITED)
 Cash and cash equivalents-
   Cash ................................................................     $    757           $     --
   Money market accounts................................................     $ 33,319           $    352
   Commercial paper.....................................................     $ 30,864           $  7,526
                                                                            ---------          ---------
     Total cash and cash equivalents....................................     $ 64,940           $  7,878
                                                                            =========          =========

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

(g) PRO FORMA NET LOSS PER SHARE

         Pro forma net loss per share has been computed as described above and also gives effect to the conversion of redeemable convertible preferred stock, which shares automatically converted into common stock upon the completion of Centra's initial public offering effective February 3, 2000, using the if-converted method, from the original date of issuance.

 Historical and pro forma basic and diluted net loss per share are as follows:


                                                                         For the Three Months             For the Nine Months
                                                                         --------------------             -------------------
                                                                         Ended September 30,              Ended September 30,
                                                                         -------------------              -------------------
                                                                        2000             1999            2000            1999
                                                                        ----             ----            ----            ----

HISTORICAL:
Net loss attributable to common stockholders......................      $ (3,499)        $ (1,465)       $(11,072)        $(5,919)
                                                                        ========         =========       =========        ========
Basic and diluted shares:
Weighted-average shares of common and series A and B
  preferred stock outstanding.....................................        24,188            7,783          23,130           7,593
Less: weighted-average shares subject to repurchase...............          (917)          (1,233)         (1,865)         (1,166)
                                                                        --------         --------        --------         -------
Weighted-average shares of common and series A and B
  preferred stock outstanding used in computing basic and
  diluted net loss per share....... ..............................        23,271           6,550           21,265           6,427
                                                                        --------         --------        --------         -------
Basic and diluted net loss per share..............................         $(.15)        $   (.22)       $   (.52)        $  (.92)
                                                                        ========         ========        ========         =======
PRO FORMA:
Net loss attributable to common stockholders......................      $ (3,499)        $ (1,465)       $(11,072)        $(5,919)
                                                                        ========         ========        ========         =======
Weighted-average shares of common and series A and B
 preferred stock outstanding used in computing basic and
 diluted net loss per share.......................................        23,271            6,550          21,265           6,427
Adjusted to reflect the assumed conversion of series C, D
  and E preferred stock from the date of issuance.................            --            9,923           1,103           8,351
                                                                        --------         --------        --------         -------
Weighted-average shares used in computing pro forma basic
 and diluted net loss per share                                           23,271           16,473          22,368          14,778
                                                                        --------         --------        --------         -------
Pro forma basic and diluted net loss per share....................      $   (.15)        $   (.09)       $   (.49)        $  (.40)
                                                                        ========         ========        ========         =======

Options to purchase a total of 3,176,000 and 1,696,000 common shares have not been included in the computation of dilutive EPS above for the three and nine months ended September 30, 2000 and 1999, respectively. Inclusion of these shares would have an antidilutive effect, as Centra recorded a net loss for all periods presented.

(h) SEGMENT INFORMATION

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131). As of September 30, 2000, Centra operates solely in one segment, the development and marketing of software products and related services, and therefore adoption of SFAS No. 131 has had no impact to Centra's financial statements. Centra's revenues from customers outside of the North America were approximately $824,000 and $169,000 for the three months ended September 30, 2000 and 1999, respectively and $1,716,000 and $335,000 for the nine months ended September 30, 2000 and 1999, respectively. No single country outside of North America represented greater than 10% of total consolidated revenues for the three and nine months ended September 30, 2000 and 1999.

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

OVERVIEW

         We design, develop and support Web applications software and network services, for live eBusiness collaboration that enables companies to perform live eLearning, Web meetings and large scale on-line presentations. Our products provide Internet infrastructure for comprehensive live collaboration and include features such as voice-over-the-Internet, software application sharing, real-time data exchange and shared workspaces. Our products to date have been sold primarily to the Global 2000 market with product offerings and network service solutions for corporate eLearning and training, collaborative sales and marketing, and one-to-one customer, partner and employee relationships. We offer: Centra Symposium, an enterprise Web application for highly interactive eLearning and team collaboration; Centra Conference, an enterprise web application for live interactive seminars and corporate briefings for large dispersed audiences; Centra eMeeting, an enterprise web application for ad-hoc virtual meetings where users can schedule, organize and run their own meeting; and CentraNow, a network service for live, voice-enabled business meetings and events.

         Through September 30, 2000, our revenues were derived from licenses of our software products, from related maintenance, and from the delivery of implementation consulting, training and hosting services. We price licenses of our enterprise application software on a rental or purchase basis under a variety of licensing models, including named-user licenses, concurrent-user licenses, time-limited licenses and revenue-sharing. Customers who license our enterprise application software typically purchase renewable maintenance contracts that provide software upgrades and technical support over a stated term, usually a twelve-month period. Maintenance is priced as a percentage of our license fees. We also offer implementation consulting, training and education services to our customers primarily on a time-and-materials basis. In August 1999, we began providing hosting services for customers on a temporary basis under hosting agreements, with terms ranging from six to twelve months, to outsource the administration and infrastructure necessary to operate our enterprise application software. The hosting fees include a set-up fee and monthly service fees, in addition to license fees for the software. We also offer CentraNow both as a free service with limited functionality and as a priced offering with expanded functionality.

         We recognize our software license revenues in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," and related amendments and interpretations contained in the AICPA's Statement of Position 98-4 and 98-9. We generally recognize revenues allocated to software licenses upon delivery of the software products, when all of the following conditions have been met:

         o we have signed a non-cancelable license agreement with the customer;

         o        the license fee is fixed or determinable; and

         o        the license fee is collectible.

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

         We sell our products and services primarily through a direct sales force and through relationships with distributors, resellers and other strategic partners. We have established European sales operations based in the United Kingdom and have master distributors in Japan and Korea and value added resellers throughout Europe, the Middle East, Australia, Brazil and Africa. Revenues from international sales excluding Canada were 13% and 6% or $824,000 and $169,000 for the three month periods ended September 30, 2000 and 1999, respectively. Revenues from international sales excluding Canada were 11% and 6% of total revenues or $1,716,000 and $335,000 for the nine month periods ended September 30, 2000 and 1999, respectively. During 1999, we began to invest in the infrastructure necessary to expand our global operations, including the formation and staffing of our European subsidiary. We expect to continue to invest in our international operations as we expand our international direct and indirect channels and enhance our marketing efforts to increase worldwide market share. We anticipate that revenues derived from outside the United States will increase both in terms of percentage of revenues and absolute dollars.

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

         o Sales and marketing expenses consist primarily of (a) salaries and other related costs for sales and marketing personnel and
                  (b) costs associated with marketing programs, including trade shows and seminars, advertising, public relations activities and new product launches.

         o Product development expenses consist primarily of employee salaries and benefits, fees for outside consultants and related costs associated with the development of new products, the enhancement of existing products, purchase of third party source code, quality assurance, testing and documentation.

         o General and administrative expenses consist primarily of salaries and other related costs for executive, financial, administrative and information technology personnel, as well as accounting and legal costs.

         o Compensation charge for issuance of stock options represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the deemed fair market value of the options for financial reporting purposes.

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

         We have experienced substantial losses in each fiscal period since our inception. As of September 30, 2000, we had an accumulated deficit of $37.6 million. These losses and our accumulated deficit have resulted from our lack of substantial revenues, as well as the significant costs incurred in the development of our products and services and in the preliminary establishment of our infrastructure. We expect to increase our expenditures in all areas in order to execute our business plan, and to expand further internationally, particularly in sales and marketing. The planned increase in sales and marketing expense will result principally from the hiring of additional sales force personnel and from marketing programs to increase brand awareness. Accordingly, we expect to experience additional losses for the foreseeable future.

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

RESULTS OF OPERATIONS

         The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

                                                                       Three Months Ended            Nine Months Ended
                                                                   ---------------------------  ---------------------------
                                                                     Sept 30,      Sept 30,       Sept 30,      Sept 30,
                                                                       2000          1999           2000          1999
                                                                     --------      ---------      --------      ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
 Revenues:
    License                                                             82  %         86   %         82  %         81   %
    Services                                                            18            14             18            19
                                                                     -----         -----          -----         -----
           Total revenues                                              100           100            100           100

 Cost of Revenues:
    License                                                              2             2              1             2
    Services                                                            13            15             15            19
                                                                     -----         -----          -----         -----
           Total cost of revenues                                       15            17             16            21
                                                                     -----         -----          -----         -----

 Gross margin                                                           85            83             84            79

 Operating expenses:
     Sales and marketing                                                99            74            102            94
     Product development                                                35            36             42            56
     General and administrative                                         19            23             22            28
     Compensation charge for issuance of stock options                   4             4              5             4
                                                                     -----         -----          -----         -----
            Total operating expenses                                   157           137            171           182
                                                                     -----         -----          -----         -----

Operating loss                                                         (72)          (54)           (87)         (103)
 Interest income, net                                                   17             5             18             4
                                                                     -----         -----          -----         -----
 Net loss                                                              (55) %        (49)  %        (69) %        (99)  %
                                                                     =====         =====          =====         =====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

 REVENUES. Total revenues increased by $3.6 million, or 133%, to $6.3 million for the three months ended September 30, 2000, from $2.7 million for the three months ended September 30, 1999. The increase was attributable to the significant growth in our customer base resulting in substantial growth in license and service revenues.

License revenues increased by $2.9 million, or 121%, to $5.2 million for the three months ended September 30, 2000, from $2.3 million for the three months ended September 30, 1999. The increase was attributable to an increase in the number and average transaction size of customer license sales.

Service revenues increased by $777,000, or 209%, to $1,148,000 for the three months ended September 30, 2000, from $371,000 for the three months ended September 30, 1999. The increase was primarily related to an increase in maintenance support contracts to new and existing customers and to a lesser extent an increase in professional and hosting services. Service revenues represented 18% and 14% of total revenues for the three months ended September 30, 2000 and 1999, respectively.

 COST OF LICENSE REVENUES. Cost of license revenues increased by $107,000, or 228%, to $154,000 for the three months ended September 30, 2000, from $47,000 for the three months ended September 30, 1999. Cost of license revenues was 2% of license revenues for the three months ended September 30, 2000 and 1999, respectively. The increase was attributable to an increase in royalty obligations to third parties. We anticipate that cost of license revenues will increase in the future both in terms of absolute dollars as licensing revenues from our products increase and as a percent of license revenues due to the licensing of additional technologies from third parties.

 COST OF SERVICE REVENUES. Cost of service revenues increased by $418,000, or 102%, to $829,000 for the three months ended September 30, 2000, from $411,000 for the three months ended September 30, 1999. The increase was due primarily to an increase in the number of technical support, consulting and education personnel providing services to our customers. Cost of service revenues were 72% and 111% of service revenues for the three months ended September 30, 2000 and 1999, respectively. The decrease as a percentage of service revenues was due primarily to service revenues increasing at a greater rate than service costs. We anticipate that the cost of service revenues will continue to increase in absolute dollars to the extent that we continue to generate new customers and associated license and service revenues. Cost of service revenues as a percentage of service revenues can be expected to vary significantly from period to period depending on the mix of services that we provide and overall utilization rates of our service personnel.

 SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by $4.2 million, or 212%, to $6.2 million for the three months ended September 30, 2000, from $2.0 million for the three months ended September 30, 1999. The increase was primarily attributable to an increase in marketing programs, including advertising, trade shows, and promotional expenses. To a lesser extent, the increase was related to an increase in the number of direct sales and marketing employees. Sales and marketing expenses were 99% and 74% of total revenues for the three months ended September 30, 2000 and 1999. We expect that sales and marketing expenses will continue to increase in absolute dollars to support marketing programs for new product launches, international expansion and increased sales efforts.

 PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased by $1.3 million, or 129%, to $2.2 million for the three months ended September 30, 2000, from $975,000 for the three months ended September 30, 1999. The increase primarily resulted from salaries associated with newly hired product development personnel and, to a lesser extent, consulting fees and translation services to localize the products into international languages. Product development expenses were 35% and 36% of total revenues for the three months ended September 30, 2000 and 1999, respectively. The decrease as a percentage of total revenues was due to our revenues increasing at a greater rate than our product development expenses. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses will continue to increase in absolute dollars as additional product development personnel are added and additional investments are made into third party source code.

 GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $581,000, or 91%, to $1.2 million for the three months ended September 30, 2000, from

$635,000 for the three months ended September 30, 1999. The increase resulted primarily from costs associated with increased headcount and related operational costs required to manage our growth as well as the costs associated with being a public company. General and administrative expenses were 19% and 23% of total revenues for the three months ended September 30, 2000 and 1999, respectively. The decrease as a percentage of total revenues was due to our revenues increasing at a greater rate than our general and administrative expenses. We expect that general and administrative expenses will continue to increase in absolute dollars, as we continue to add personnel to support our expanding operations, incur additional costs related to the growth of our business, and assume the responsibilities and the costs associated with being a public company.

 COMPENSATION CHARGE FOR ISSUANCE OF STOCK OPTIONS. We incurred a charge of $228,000 and $112,000 for the three months ended September 30, 2000 and 1999, respectively, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options vest over periods up to five years, which will result in additional compensation expense of approximately $2.5 million through September, 2003.

 INTEREST INCOME, NET. Interest income, net of interest expense, increased by $939,000 to $1.1 million for the three months ended September 30, 2000, from $126,000 for the three months ended September 30, 1999. The increase primarily resulted from a higher average cash balance for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 due to the receipt of proceeds from our initial public offering in February 2000.

NET LOSS. Net loss increased by $2.2 million, or 161%, to $3.5 million for the three months ended September 30, 2000, from $1.3 million for the three months ended September 30, 1999. The increase was due to increased operating expenses, partially offset by increased revenues.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

 REVENUES. Total revenues increased by $9.6 million, or 171%, to $15.1 million for the nine months ended September 30, 2000, from $5.6 million for the nine months ended September 30, 1999. The increase was attributable to the significant growth in our customer base resulting in substantial growth in license and service revenues.

License revenues increased by $7.9 million, or 173%, to $12.4 million for the nine months ended September 30, 2000, from $4.5 million for the nine months ended September 30, 1999. The increase was attributable to an increase in the number and average transaction value of customer license sales.

Service revenues increased by $1.7 million, or 162%, to $2.8 million for the nine months ended September 30, 2000, from $1.1 million for the nine months ended September 30, 1999. The increase was primarily related to an increase in maintenance support contracts to new and existing customers and to a lesser extent an increase in revenues from professional services. Service revenues represented 18% and 19% of total revenues for the nine months ended September 30, 2000 and 1999, respectively.

 COST OF LICENSE REVENUES. Cost of license revenues increased by $78,000, or 57%, to $216,000 for the nine months ended September 30, 2000, from $138,000 for the nine months ended September 30, 1999. Cost of license revenues was 2% and 3% of license revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase was attributable to an increase in royalty obligations to third parties.

 COST OF SERVICE REVENUES. Cost of service revenues increased by $1.1 million, or 110%, to $2.2 million for the nine months ended September 30, 2000, from $1.1 million for the nine months ended September 30, 1999. The increase was due primarily to an increase in the number of technical support, consulting and education personnel providing services to our customers. Cost of service revenues was 81% and 101% of service revenues for the nine months ended September 30, 2000 and 1999, respectively. The decrease as a percentage of service revenues was due primarily to service revenues increasing at a greater rate than service costs.

 SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by $10.3 million, or 198%, to $15.5 million for the nine months ended September 30, 2000, from $5.2 million for the nine months ended September 30, 1999. The increase was primarily attributable to an increase in marketing programs, including advertising, trade shows, and promotional expenses. To a lesser extent, the increase was a result of an increase in the number of direct sales and marketing employees.

 PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased by $3.3 million, or 103%, to $6.4 million for the nine months ended September 30, 2000, from $3.1 million for the nine months ended September 30, 1999. The increase was primarily the result of increased salaries associated with newly hired product development personnel during the period, and, to a lesser extent, increased purchased technology and translation services costs.

 GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.8 million, or 115%, to $3.3 million for the nine months ended September 30, 2000, from $1.5 million for the nine months ended September 30, 1999. The increase was primarily attributable to costs associated with increased headcount and related operational costs required to manage our growth and the costs of being a public company.

 COMPENSATION CHARGE FOR ISSUANCE OF STOCK OPTIONS. We incurred a charge of $702,000 and $236,000 for the nine months ended September 30, 2000 and 1999, respectively, related to the issuance of stock options to employees and non-employees during 1999 and 2000.

 INTEREST INCOME, NET. Interest income, net of interest expense, increased by $2.5 million to $2.7 million for the nine months ended September 30, 2000, from $211,000 for the nine months ended September 30, 1999. The increase primarily resulted from a higher average cash balance for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 due to the receipt of proceeds from our initial public offering in February 2000.

NET LOSS. Net loss increased by $4.9 million, or 89%, to $10.4 million for the nine months ended September 30, 2000, from $5.5 million for the nine months ended September 30, 1999. The increase was the result of increased operating expenses, partially offset by increased revenues.

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

         As of September 30, 2000, cash and cash equivalents were $64.9 million, an increase of $57.1 million compared with cash and cash equivalents held as of December 31, 1999. This increase reflects the receipt of the proceeds from our initial public offering in February 2000. Our working capital as of September 30, 2000 was $61.5 million compared to $5.8 million as of December 31, 1999.

         Net cash used in operating activities was $7.4 million for the nine months ended September 30, 2000, and was primarily related to operating losses and, to a lesser extent, changes in working capital items consisting primarily of cash used for prepaid expenses and other current assets and an increase in accounts receivable partially offset by increases in deferred revenue, accrued expenses and accounts payable. The increase in accounts receivable is due to increased revenues offset by an improvement in days sales outstanding. The increase in deferred revenue is due to increased billings for unearned license, maintenance and service revenues. The increase in accrued expenses and accounts payable is due to an increase in operating expenses. Net cash used in operating activities was $5.2 million for the nine months ended September 30, 1999 primarily the result of operating losses.

         Net cash used in investing activities was $2.0 million and $6.4 million for the nine months ended September 30, 2000 and 1999, respectively. Our investing activities for these periods consisted of purchases of short-term investments and purchases of property and equipment to support our expanding operations.

         Net cash provided by financing activities for the nine months ended September 30, 2000 was $66.6 million reflecting the net proceeds of $73.3 million received from our initial public offering. In March 2000 the series A and B preferred shareholders were paid a total of $6.5 million that was due upon completion of the Company's initial public offering. Net cash provided by financing activities for the nine months ended September 30, 1999 was $13.5 million and consisted principally of our series E preferred stock financing in April 1999.

         As of September 30, 2000, we had outstanding loans of $433,000, under an equipment term loan line of credit, which bears interest at the rate of 9.5% per year. Principal payments are due in 36 equal monthly installments through September 30, 2002, and all borrowings are secured by substantially all of our assets. As of September 30, 2000, we had outstanding capital leases of $28,000, which bear interest at rates of 11% and 11.5% per year. Capital lease payments are due through June 30, 2002.

         Capital expenditures totaled $2.3 million and $557,000 for the nine month periods ended September 30, 2000 and 1999, respectively. Our capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to remain at the same level for the foreseeable future as we continue to increase the number of employees, increase the size of our operating facilities, and improve and expand our information systems and network services. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

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

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)      Use of Proceeds from Sales of Registered Securities

         On February 8, 2000 we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The 5,000,000 shares offered under our Registration Statement were sold at a price of $14.00 per share. FleetBoston Robertson Stephens Inc., Chase Securities Inc., and Dain Rauscher Wessels, the managing underwriters of the offering, also exercised an over-allotment option on March 2, 2000 for 750,000 shares. The over-allotment shares were sold at a price of $14.00 per share. The aggregate proceeds from the offering were $80.5 million. Our total expenses in connection with the offering were approximately $7.3 million, of which approximately $5.6 million was for underwriting discounts and commissions to underwriters and $1.7 million was for other expenses paid to persons other than directors or officers of our company or persons owning more than 10 percent of any class of equity securities of Centra Software, Inc. Our net proceeds from the offering were approximately $73.2 million. From the effective date through September 30, 2000, we used approximately $6.5 million for payments of dividends to preferred shareholders, $5.7 million to fund operations, $2.0 million for capital expenditures, and $218,000 to pay amounts outstanding under our loans. As of September 30, 2000, we had approximately $58.8 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in high-quality short-term investments.

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

                  27.1 Financial Data Schedule for fiscal quarter ended September 30, 2000

      (b)  Reports on Form 8-K

                None.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 14, 2000.

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

                  27.1 Financial Data Schedule for fiscal quarter ended September 30, 2000