Form 10-K
period 2000-12-31
CENTRA SOFTWARE INC
filed 2001-03-28
CIK 1096658

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ------------

                                   FORM 10-K

(Mark One)
  [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

    For the annual period ended December 31, 2000

                                       OR

  [_TRANSITION]REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period
      from _________ to __________

                       Commission File Number: 000-27861

                                 ------------

                             CENTRA SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                   04-3268918
       (State or Other             (I.R.S. Employer
      Jurisdiction of            Identification No.)
       Incorporation or
       Organization)

                    430 Bedford Street, Lexington, MA 02420
                    (Address of Principal Executive Offices)

                                 (781) 861-7000
                (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

                                 ------------

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of the Form 10-K.

  The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $146,092,000 as of February 28, 2001 based on the closing price of the Common Stock as reported on the Nasdaq Stock Market for that date. There were 24,348,677 shares of the Registrant's Common Stock issued and outstanding on February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive proxy statement, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000, to be delivered in connection with the Registrant's Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
                               PART I.

 ITEM 1.  BUSINESS..................................................       3

 ITEM 2.  PROPERTIES................................................      10

 ITEM 3.  LEGAL PROCEEDINGS.........................................      10

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS...      10

                               PART II.

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS......................................      11

 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA......................      12

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS......................      13

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET           27
           RISK.....................................................

 ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..      27

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES.....................      27

                              PART III.

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........      28

 ITEM 11. EXECUTIVE COMPENSATION....................................      28

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...............................................      28

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............      28

                               PART IV.

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K FINANCIAL STATEMENTS............................      29

 SIGNATURES..........................................................     31

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

   Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below in under the heading "Factors That Could Affect Future Results" beginning on page 20.

                                    PART I.

ITEM 1. BUSINESS

Overview

   Centra Software, Inc. was incorporated in Delaware in 1995. We design, develop, market and support software infrastructure and ASP services for live eLearning and business collaboration. Our solutions enable real-time, group-oriented human interaction over corporate networks and the Internet and are designed to facilitate strategic business processes across the extended enterprise, including accelerated product introductions, hands-on software application deployments and change management initiatives, new hire and employee training, customer interaction and online selling, and other revenue-generating activities such as priced programs for online education and the delivery of collaborative services on the Web.

   Our products are widely available as packaged software applications, hosted services, and ASP offerings. Based on a common collaboration framework, these products and services are optimized to support a range of business interactions, including real-time virtual classrooms, large-scale Web conferences, and interactive Web meetings. Each interface includes Centra's hallmark functionalities of voice-over-IP audio conferencing, software application sharing, real-time data exchange, shared workspaces, and capabilities for session recording and playback. Centra's products and services enable organizations to increase the productivity of its members and enhance the effectiveness of knowledge transfer while significantly reducing travel, facilities and telecommunications costs.

   As of December 31, 2000, Centra had 440 customers worldwide, across many industries including Accenture, BroadVision, Century 21, Domino's Pizza, EMC Corporation, Global Knowledge, McKessonHBOC, Nikko Securities, PricewaterhouseCoopers, Procter & Gamble, Raymond James, Rockwell Collins, University of Tennessee, and Viacom. Approximately 9% of our revenue in 2000 came from customers outside of North America.

   In October 1999, Centra introduced CentraNow(TM), a free Web meeting service, and the Centra Business Collaboration Network (CentraBCN), a guide to free, business-to-business online events powered by CentraNow. As of December 31, 2000, these services were deployed to a member community of more than 50,000 professionals. We believe that this member community gives us a user base from which to sell our CentraNow ASP meeting services, introduced in June 2000, as well as providing other up-sell and cross-sell opportunities for our enterprise software business.

   To complement and extend our solutions, and to facilitate rapid integration with third-party products and services for eLearning and collaboration, Centra has identified, recruited, and actively supports a strategic "ecosystem" of technology alliances and business partnerships with leading Learning Management System (LMS) and Learning Content Management System (LCMS) vendors, online training companies, content developers, and consulting firms. Some of these partners include Microsoft, Oracle, Cisco, Saba, Docent, WBT Systems, Global Knowledge, Element K, PricewaterhouseCoopers, and Deloitte Consulting.

Industry Background

   We believe that our customer base is made up of businesses operating in a climate characterized by swift economic changes, a need for stronger focus on top-line results, bottom-line cost cutting, and improvements in productivity. Companies continue to seek new ways to utilize the capabilities and the universal reach of the Internet to accelerate business processes, improve productivity, create revenue-generating opportunities, leverage employee knowledge and expertise, and lower operating costs. In order to achieve these goals, organizations need collaborative technologies that enable the sharing and exchange of business-critical information with geographically distributed customers, partners, prospects and employees. To be truly effective, however, these technologies must be easy to use and support the numerous ways in which people collaborate and learn, including one-to-one customer and sales interactions, one-to-many seminar and presentation events, and many-to-many learning and interactive teamwork sessions.

   Many existing Internet-based communication tools, including chat rooms, instant messaging, Web meetings and screen sharing, address only discrete live collaboration needs and are not integrated with a common user interface or back-end management system. As a result, these products do not support the broad range of live interaction required by business professionals for effective eLearning and collaboration, and are not suitable for organizations seeking to simplify and lower costs of ownership for their information technology systems.

   To maximize the return on their infrastructure investments, companies require a solution that can integrate voice communication, conferencing, content sharing and group interaction. More than just virtual classrooms, a complete solution for live eLearning and collaboration must support a broad range of live and recorded group interactions in a variety of business contexts, supported by a common collaboration framework. The solution must allow customers, partners and employees to interact from any location, regardless of whether they are on a corporate network or a low bandwidth dial-up connection, and provide anytime, anywhere access to knowledge and information by blending live online interaction with self-paced recordings. Finally, an effective live eLearning and collaboration solution must have a reliable and scalable management environment that can grow to support and integrate with e-commerce systems, enterprise computer systems, and emerging Web technologies.

Products and Services

   Centra's products and services for live eLearning and business collaboration enable effective, Web-based interaction with customers, partners and employees in a variety of business contexts. Unlike other ways people may collaborate, our solutions enable groups of people to quickly assemble, converse, interact, share content and work together in real time over intranets, extranets and the Internet. Our solution integrates reliable voice conferencing, real-time data exchange and a user interface delivered through a Web browser. Unlike other solutions, we have also designed and implemented business rules and domain expertise for eLearning and collaboration into our client and server software.

   Centra's technology for real-time collaboration is designed to deliver high performance and scaleability. Based upon a technological foundation employing Internet standards and Microsoft platform technologies, Centra's collaboration software solutions can be deployed on single Microsoft Windows NT servers and are designed to operate without any special hardware or network technologies. Our enterprise-class software systems for virtual classrooms, Web conferencing and Web meetings are designed to scale, as customer usage requires, by adding additional collaboration servers.

   Other core product capabilities include:

     Structure and Control. Centra uses its proprietary capability called Choreography to apply structure and control to Web-based collaboration. This capability provides a more effective means of orchestrating interaction between people and content than is typically possible with other real-time collaboration tools.

     Universal Connectivity. Our products enable easy access and participation by users with a range of networking connectivity from mobile professionals using laptop PCs connected via low-speed modems to corporate users behind secure network firewalls and proxy servers. The technology was designed to provide high reliability and performance over low-bandwidth private and public networks with connections as low as 28.8 Kbps. Because all data streams are combined into a single network connection, our sophisticated connection manager, known as Adaptive Connectivity(TM), can choose the most reliable method of connecting a user to a live collaborative event.

     Voice-over-IP. Centra products support voice communication over the Internet as an integral part of the collaborative experience. The synchronization of voice and content into one unified communication protocol enhances the quality of the user experience and enables users to participate in Centra-supported events over a single network connection. In addition, because voice-over-IP uses the Internet, users avoid supplemental telephone and conference call charges.

     Event Recording and Playback. Centra events can be recorded in full fidelity, including audio, software application sharing, video and user interactions. This capability, known as Centra Knowledge Object Studio(TM), enables customers to capture knowledge in industry standard media formats and publish recorded events for future playback and reuse.

     Rich Content and Multimedia. Our products and services support the delivery of rich content, including packaged and custom courseware, as well as content in common file formats like Microsoft PowerPoint, Flash, and .avi video.

     Secure Online Work Environments. Our products and services provide features for secure online work environments through password protection, user log-in authentication and SSL encryption, and assigned user privileges.

     Flexible, Scaleable, Extensible and Open Systems Architecture. Our products are designed to permit the addition of distributed collaboration servers for increased capacity. This architecture provides customers with a high degree of flexibility to increase system capacity and optimize network traffic across distributed organizations. Centra also supports open, published APIs and Internet standards such as XML for integration with information repositories, learning and content management systems, Web sites, e-commerce systems and other enterprise applications.

     Our currently available enterprise-class solutions consist of four primary products and our application service provider, or ASP, service. Many of these products and services are available in localized language editions, including Danish, French, German, Greek, Japanese, Korean, Portuguese, and Spanish. They include:

     Centra Symposium(TM) 4.0. Centra Symposium software is designed for virtual classrooms and highly interactive teamwork. Its real-time collaboration features include full-duplex voice over the Internet, integrated Web-based video conferencing, full-feature application sharing, breakout rooms, whiteboards, slide mark-up, Web touring, text chat, real-time feedback, quizzes, surveys and graded assessments.

     Centra Conference(TM) 3.0. Centra Conference software is designed for large-scale Web conferences, seminars, events and corporate communications over corporate networks and the Internet. Its integrated capabilities for voice over the Internet eliminates the need for additional teleconference equipment and services required by some competing solutions for real-time communication.

     Centra eMeeting(TM) 3.0. Centra eMeeting software provides an easy-to-use virtual meeting facility where users can schedule, organize and run their own Web meetings with co-workers, customers, suppliers, partners, and prospects. Using Centra eMeeting, individuals can create business meetings with others inside or outside the corporate firewall, using a personal meeting room for spontaneous meetings, or using Centra's Speed Scheduler feature to organize a meeting for a later date and time.

     Centra Knowledge Object Studio(TM). Centra Knowledge Object Studio provides easy to use software tools for business and learning professionals to create recorded multimedia "knowledge objects" in industry standard media formats. These tools provide capabilities for the capture, editing, indexing and publishing of recorded Centra sessions for distribution on CD-ROM, streamed playback from a media server such as Microsoft Windows Media Server, or used as content in a live virtual classroom sessions.

     CentraNow ASP(TM). Centra's ASP service for live eLearning and collaboration, known as CentraNow, shares the same collaboration framework and core capabilities as Centra's enterprise server products. CentraNow is offered as a hosted application on an application service provider, or ASP, basis, so that users can access and use the service via the Internet without having to acquire their own copy of the software or server hardware. CentraNow is designed to extend the benefits of virtual classrooms, online conferences and Web meetings to any business professional, team leader or departmental or enterprise buyer. Unlike Centra's enterprise server products, CentraNow subscription packages and event services are primarily sold through Centra's North American telesales channel.

Product Development

   In July 1997, we began commercial shipment of our first software product, Centra Symposium. We continue to devote a substantial portion of our resources to developing new products and services, and enhancing our existing products and services. Our product development expenses were $3.1 million in 1998, $4.6 million in 1999 and $8.5 million in 2000. As of December 31, 2000, our product development organization consisted of 72 employees. We believe that our ability to continue to attract and retain a technically skilled development organization is critical to our success.

Professional Services

   Centra provides comprehensive customer assistance programs, including support services, education and consulting. Our services organization consisted of 35 employees as of December 31, 2000.

   Consulting. We offer a wide range of professional consulting services to customers to facilitate the efficient and cost-effective use of our products and services. Our consulting group is responsible for the deployment and implementation of our products. Services include installation, deployment and implementation, development support and training.

   Education. We provide education programs to assist presenters, content developers, event managers, systems administrators, help-desk support professionals, implementation specialists and other professionals in the use of our products and services. We offer a comprehensive series of online classes using Centra's products to provide knowledge and skills to successfully deploy, use and maintain our products and services. These courses focus on the technical aspects of our products, as well as business issues and processes related to live eLearning and business collaboration.

   Support. Our standard maintenance agreement gives customers access to new software releases and related technical support. Our support team helps resolve technical inquiries and is available over the Web and by telephone, e-mail and fax. This group is also responsible for maintaining technical information on our products.

Sales and Marketing

 Distribution

   We sell our products and services through a direct sales force and a telesales organization. As of December 31, 2000, our sales organization consisted of 54 sales and pre-sales consulting professionals located in nine domestic locations and an office in the United Kingdom. Our direct sales force primarily focuses on selling Centra's enterprise server products to Global 2000 companies, universities, governments, and other large organizations. We utilize direct sales teams consisting of both sales and technical professionals who work directly with potential customers to provide proposals, demonstrations and presentations designed to meet the specific needs of each customer.

   Augmenting the efforts of our direct sales force outside of North America, we also sell Centra products indirectly through relationships with value-added resellers and distributors. As of December 31, 2000, Centra had relationships with 27 resellers throughout Europe, the Middle East, Pacific Rim, India, Brazil, and Africa, and master distributors in Japan and Korea. We intend to increase our direct sales force, both domestically and abroad, and to authorize additional distributors and resellers in selected international markets.

   We market and sell priced subscriptions to our CentraNow ASP services primarily through our North American telesales organization. Our telesales team also works with our direct sales force to convert subscribers into enterprise server customers. We intend to increase the number of our telesales representatives.

 Pricing

   We derive revenues from server software licenses, user licenses and software maintenance. A variety of licensing models are used to support the business needs of different types of customers. These licensing models include named-user licenses, concurrent-user licenses, time-limited licenses and revenue-sharing. In addition, we offer our customers hosting and convenient ASP services to outsource the administration of their live eLearning and collaboration operations. Hosting customers pay a set-up fee and monthly services fees in addition to license fees for the purchased software. The CentraNow ASP currently offers a free meeting service for up to five registered participants, as well as fee-based subscriptions in varying configurations. We typically provide our professional services on a time-and-materials basis. Prices for Centra systems vary based upon both the number of system users and the level of use.

 Marketing

   We focus our marketing efforts on creating awareness of our solution among business executives considering enterprise-level live eLearning and collaboration solutions, as well as individual and departmental users suitable for the CentraNow ASP. We conduct a variety of marketing programs worldwide to educate our target market and have engaged in marketing activities such as online seminars, direct marketing, Web marketing, trade shows, press and industry analyst relations, and user conferences. The marketing organization works closely with our customers and direct sales organization to capture, organize and prioritize customer feedback to help guide our product development efforts.

   We have entered into agreements with several systems integrators and training companies to integrate our products and services into their offerings. These relationships are aimed at increasing market awareness of our software infrastructure and assist us with sales lead generation. For example, we have entered into a relationship with PricewaterhouseCoopers that enables them to incorporate Centra solutions into their application deployment methodology. We have similar relationships with Deloitte Consulting and Global Knowledge that provide additional marketing resources, awareness and account access to increase our reach into the marketplace.

Business Strategy

   Our goal is to be the leading provider of products and services for live eLearning and business collaboration. Key elements of our strategy to achieve this goal include:

     Increase Customer Propagation. We believe that our existing customers will be a significant source of revenues as they implement our products across their organizations. We have licensed our products and services to over 440 customers, many of whom initially implemented our products within specific departments or for identified business processes, such as sales, services, marketing and training. As customers continue to use our live eLearning and collaboration solutions, we believe there are opportunities to up-sell and cross-sell our products and services across additional departments and business processes throughout the extended enterprise.

     Achieve Broader Global Reach. We believe that international customers represent a significant opportunity for our products and services. We have established European sales operations based in the United Kingdom and have engaged Macnica to serve as our master distributor in Japan and ADA Infotech to serve as our master distributor in Korea. We intend to continue to increase our global presence by expanding our worldwide field sales and services organization and by entering into additional relationships with distributors.

     Effect Multi-Channel Customer Acquisition. Centra sells its products and ASP services through a multi-channel sales model that includes a direct sales force, telesales organization, OEM relationships, distributors and resellers. This enables Centra to target a broad set of buyers across all industries and geographies and diversify revenue streams. We intend to increase our direct sales force, both domestically and abroad, and to authorize additional distributors and resellers in selected international markets.

     Increase Visibility in New and Existing Vertical Markets. Centra has developed customer relationships with organizations in nearly every relevant vertical market sector including financial services and insurance, manufacturing, consulting, software, pharmaceutical and telecommunications. We plan to leverage our strong reference base to expand customer installations within these vertical markets. In addition, we plan to deploy resources and initiate sales and marketing programs that will allow us to capitalize on other vertical market opportunities, such as government, universities and training organizations.

     Expand Our Ecosystem of Solution Partners. We seek to continue developing technological alliances and marketing relationships with other companies to take advantage of the market opportunity for live eLearning and collaboration. These relationships are intended to increase market awareness of our products and services, and create additional distribution channels. We intend to enter into marketing relationships with additional companies in eLearning, application software, and professional services markets.

     Enhance Our Collaboration Technology. We believe, based on our awareness of competitive products, that our technology enables us to offer the most complete solution for live eLearning and business collaboration. Our voice-over-IP conferencing technology and our open and scaleable systems architecture were developed to meet companies' demands for a real-time collaboration solution with broad reach that can be easily integrated with their existing computer systems. We have invested over five years in the development of the collaborative technologies that provide the foundation for Centra's products and services. We intend to continue to devote significant resources to the development of new and innovative products and services to support live eLearning and collaboration based on our proven systems architecture.

     As a result, Centra expects to deliver the industry's first scaleable, single-server platform for the consolidated management of live eLearning and collaboration in 2001. The new enterprise system, known as CentraOne, is intended to accelerate global deployments utilizing a thin-client architecture that delivers full-function collaboration environments directly to the desktop through a browser interface over low-bandwidth network connections. We expect it to streamline system administration functions with features for managing large numbers of users through a single back-end management system.

Competition

   The market for live eLearning and collaboration solutions is immature, competitive, rapidly evolving and subject to rapid technological change. We expect that the intensity of our competition will increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. These include suppliers addressing segments of Centra's overall target market with products and services for virtual classrooms, Web conferences, Web meetings, and related technologies for real-time collaboration.

   Some of our competitors have longer operating histories, greater financial, technical, marketing and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential customers. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

   We believe that the principal competitive factors affecting our market include a significant base of reference customers, the breadth and depth of the offered solution, the global reach of distribution channels, product quality and reliability, customer and professional services quality, core technology, product features and price. Although we believe that our solution competes favorably with respect to these factors, our market is relatively new and is developing rapidly. As the market continues to develop, we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, technical and other resources.

Intellectual Property

   We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws.

   We license rather than sell our products and require our customers to enter into license agreements, which impose restrictions on the licensees' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot be sure that any of our proprietary rights with respect to CentraNow will be viable or of value in the future since the validity, enforceability and type of protection of certain proprietary rights in Internet-related technologies are uncertain and still evolving.

   We presently have three U.S. patent applications pending. It is possible that no patent will be issued from our patent applications, or that the patents that we have applied for, if issued, or any other patents we might obtain in the future, may be successfully challenged. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will materially adversely affect our business, operating results and financial condition.

   We rely on technology that we license from third parties, including software that is integrated with our proprietary software and used in our products and services to perform key functions. If we are unable to continue to license any of this software on commercially reasonable terms, we could face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. These delays could have a material adverse effect on our business, operating results and financial condition.

   Centra(R) is a registered trademark in the United States. We also have filed applications to register the Centra trademark in the European Union and Japan. In addition, we have filed applications to register CentraNow and Adaptive Connectivity as trademarks in the United States.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us.

   There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that software product developers and providers of Internet-related solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industries increasingly overlaps. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. Any such claims, with or without merit, could be time-consuming to defend, divert management's attention and resources, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements which may not be available on terms acceptable to us or at all. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad. A successful infringement claim against us, and our failure or inability to license the infringed rights or develop or license technology with comparable functionality, could have a material adverse effect on our business, operating results and financial condition.

Employees

   As of December 31, 2000, we had a total of 201 employees, including 72 in product development, 63 in sales and marketing, 35 in customer support, professional services and training and 31 in administration and finance. Of these employees, 186 were located in the United States and 15 were located outside the United States. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

   Our headquarters occupy approximately 49,000 square feet in Lexington, Massachusetts, under a lease that expires on June 30, 2005. We have a right to extend the lease until June 30, 2015. These current facilities are expected to meet our needs through December 31, 2001, at which time we may expand our facilities by entering into one or more additional leases at our current location or lease space at another location. In addition, we lease sales and service offices in the United States in the metropolitan areas of Atlanta, Chicago, Philadelphia, San Mateo, California and Washington, D.C. and London, Paris and Basel, Switzerland internationally. Each of these offices generally is leased under an agreement with a remaining term of 12 months or less.

ITEM 3. LEGAL PROCEEDINGS

   We are not currently subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "CTRA." Public trading of the common stock commenced on February 3, 2000. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported on Nasdaq National Market, during each quarter the stock has been publicly traded.

                                                                  High   Low
                                                                 ------ ------
   Year Ended December 31, 2000:
     First Quarter ended March 31, 2000 (beginning February 3,
      2000)..................................................... $40.38 $18.00
     Second Quarter ended June 30, 2000......................... $21.00 $ 5.56
     Third Quarter ended September 30, 2000..................... $17.31 $ 6.25
     Fourth Quarter ended December 31, 2000..................... $ 8.31 $ 2.75

   As of March 22, 2001, there were approximately 269 holders of record of our common stock. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

   We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

   On February 8, 2000 we completed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The 5,000,000 shares offered under our Registration Statement were sold at a price of $14.00 per share. FleetBoston Robertson Stephens Inc., Chase Securities Inc., and Dain Rauscher Wessels, the managing underwriters of the offering, also exercised an over-allotment option on March 2, 2000 for 750,000 shares. The over-allotment shares were sold at a price of $14.00 per share. The aggregate proceeds from the offering were $80.5 million. Our total expenses in connection with the offering were approximately $7.3 million, of which approximately $5.6 million was for underwriting discounts and commissions to underwriters and $1.7 million was for other expenses paid to persons other than directors or officers of our company or persons owning more than 10 percent of any class of equity securities of Centra Software, Inc. Our net proceeds from the offering were approximately $73.2 million. From the effective date through December 31, 2000, we used approximately $6.5 million for payments of dividends to preferred shareholders, $6.4 million to fund operations, $3.0 million for capital expenditures, $303,000 to pay amounts outstanding under our loans and $23.2 million was invested in short-term investments. As of December 31, 2000, we had approximately $57.0 million, including short-term investments, of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in high-quality short-term investments.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                           Year Ended December 31,
                                   --------------------------------------------
                                    1996     1997     1998     1999      2000
                                   -------  -------  -------  -------  --------
                                    (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues:
  License........................      --   $   234  $ 3,356  $ 7,017  $ 18,697
  Service........................      --        55      870    1,578     4,276
                                   -------  -------  -------  -------  --------
    Total revenues...............      --       289    4,226    8,595    22,973
                                   -------  -------  -------  -------  --------
Cost of revenues:
  License........................      --        75      185      173       314
  Service(1).....................      --       130      919    1,543     3,381
                                   -------  -------  -------  -------  --------
    Total cost of revenue........      --       205    1,104    1,716     3,695
                                   -------  -------  -------  -------  --------
    Gross profit.................      --        84    3,122    6,879    19,278
                                   -------  -------  -------  -------  --------
Operating expenses:
  Sales and marketing(1).........      607    2,465    5,066    8,040    22,563
  Product development(1).........    1,564    3,042    3,078    4,594     8,481
  General and administrative(1)..      463      983    1,442    2,440     4,977
  Compensation charge for
   issuance of stock options(1)..      --       --       --       736       925
                                   -------  -------  -------  -------  --------
    Total operating expenses.....    2,634    6,490    9,586   15,810    36,946
                                   -------  -------  -------  -------  --------
    Operating loss...............   (2,634)  (6,406)  (6,464)  (8,931)  (17,668)
Interest income, net.............       65       35      211      308     3,810
                                   -------  -------  -------  -------  --------
Net loss.........................   (2,569)  (6,371)  (6,253)  (8,623)  (13,858)
Accretion of discount on
 preferred stock.................      373      506      506      507       649
                                   -------  -------  -------  -------  --------
Net loss attributable to common
 stockholders....................  $(2,942) $(6,877) $(6,759) $(9,130) $(14,507)
                                   =======  =======  =======  =======  ========
Basic and diluted net loss per
 share...........................  $ (0.75) $ (1.33) $ (1.16) $ (1.39) $  (0.67)
                                   =======  =======  =======  =======  ========
Weighted average shares
 outstanding.....................    3,935    5,156    5,845    6,588    21,781
                                   =======  =======  =======  =======  ========
Pro forma basic and diluted net
 loss per share..................                             $ (0.64) $  (0.64)
                                                              =======  ========
Pro forma weighted average shares
 outstanding.....................                              15,281    22,608
                                                              =======  ========

--------
(1) Excludes charge for stock-based compensation. See note (1) to consolidated statements of operations on page F-4.

                                                 December 31,
                                   --------------------------------------------
                                    1996    1997      1998      1999     2000
                                   ------  -------  --------  --------  -------
                                                (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-
 term investments................  $  964  $ 8,079  $  1,979  $  7,878  $65,187
Working capital..................     681    7,241     1,541     5,828   59,927
Total assets.....................   1,503    9,238     4,753    13,296   75,064
Term loan, net of current
 maturities......................      55      158       530       376    1,894
Redeemable convertible preferred
 stock...........................   4,240   17,992    18,498    32,480      -0-
Total stockholders' equity
 (deficit).......................  (3,105)  (9,977)  (16,672)  (24,787)  61,874

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We design, develop, market and support software infrastructure and ASP services for live eLearning and Internet business collaboration. Our products provide Internet infrastructure for comprehensive live collaboration and include features such as voice-over-the-Internet, software application sharing, real-time data exchange and shared workspaces. Our products to date have been sold primarily to the Global 2000 market with product offerings and network service solutions for corporate eLearning and training, collaborative sales and marketing, and one-to-one customer, partner and employee relationships. We offer the following products:

  . Centra Symposium, an enterprise Web application for highly interactive eLearning and team collaboration;

  . Centra Conference, an enterprise Web application for live interactive seminars and corporate briefings for large dispersed audiences;

  . Centra eMeeting, an enterprise Web application for ad-hoc virtual meetings where users can schedule, organize and run their own meetings;

  . Centra Knowledge Object Studio, an easy to use tool that enables customers to capture and re- use knowledge from live interactive sessions; and

  . CentraNow ASP, a network service for live, voice-enabled business meetings and events.

   Through December 31, 2000, our revenues were derived from licenses of our software products, from related maintenance, and from the delivery of implementation consulting, training, hosting and ASP services. We price licenses of our enterprise application software on a rental or purchase basis under a variety of licensing models, including perpetual named-user licenses, perpetual concurrent-user licenses, time-limited licenses and revenue-sharing. Customers who license our enterprise application software typically purchase renewable maintenance contracts that provide software upgrades and technical support over a stated term, usually a twelve-month period. Maintenance is priced as a percentage of our license fees. We also offer implementation consulting, training and education services to our customers primarily on a time-and-materials basis. In August 1999, we began providing hosting services for customers on a temporary basis under hosting agreements, with terms ranging from six to twelve months, to outsource the administration and infrastructure necessary to operate our enterprise application software. The hosting fees include a set-up fee and monthly service fees, in addition to license fees for the software. We also offer CentraNow both as a free service with limited functionality and as a priced ASP service offering with expanded functionality.

   We derive substantially all of our revenues from the sale of software licenses, post-contract support (maintenance), and other services. Maintenance includes telephone technical support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Professional services include training, basic implementation consulting to meet specific customer needs, hosting and ASP services. We execute contracts that governs the terms and conditions of each software license and maintenance arrangement and professional service arrangement. These contracts may be elements in a multiple element arrangement. Revenue under multiple element arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

   We use the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services.

   Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Our products do not require significant customization.

   Revenues related to maintenance, hosting and ASP services are recognized on a straight-line basis over the period that the maintenance, hosting and ASP services are provided and revenues allocable to implementation, consulting and training services are recognized as the services are performed.

   We record as deferred revenues any billed amounts due from customers in excess of revenues recognized.

   We sell our products and services primarily through a direct sales force and through relationships with distributors, resellers and other strategic partners. We have established European sales and service operations based in the United Kingdom and have master distributors in Japan and Korea, in addition we have value added resellers throughout Europe, the Middle East, Pacific Rim, India, Brazil and Africa. Revenues from international sales excluding Canada were $503,000 and $1,983,000 or 6% and 9% of our total revenues for 1999 and 2000, respectively. During 1999, we began to invest in the infrastructure necessary to expand our global operations, including the formation and staffing of our European subsidiary. We expect to continue to invest in our international operations as we expand our international direct and indirect channels and enhance our marketing efforts to increase worldwide market share. We anticipate that revenues derived from outside the United States will increase both in terms of percentage of revenues and absolute dollars.

   Our cost of license revenues includes royalties due to third parties for technology included in our products, as well as costs of product documentation, media used to deliver our products and fulfillment. Our cost of service revenues includes (a) salaries and related expenses for our consulting, education, technical support and information technology services organizations, (b) an overhead allocation consisting primarily of our facilities, communications and depreciation expenses, and (c) direct costs related to our hosting and ASP services.

   Our operating expenses are classified into four general categories: sales and marketing, product development, general and administrative, and compensation charges for issuance of stock options.

  . Sales and marketing expenses consist primarily of (a) salaries and other related costs for sales and marketing personnel and (b) costs associated with marketing programs, including trade shows and seminars, advertising, public relations activities and new product launches.

  . Product development expenses consist primarily of employee salaries and benefits, fees for outside consultants and related costs associated with the development of new products, the enhancement of existing products, purchase of third party source code, quality assurance, testing, documentation and third party product localization costs.

  . General and administrative expenses consist primarily of salaries and other related costs for executive, financial, administrative and information technology personnel, as well as accounting, legal, investor relations and other costs associated with being a public company.

  . Compensation charges for issuance of stock options represent the amortization, over the vesting period of the options, of the difference between the exercise price of options granted to employees and the deemed fair market value of the options for financial reporting purposes.

   In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

   Our previously outstanding series A and series B preferred stock had participation rights that allowed holders to receive a premium equal to 150% of their original investment upon the redemption, liquidation and automatic conversion of the preferred stock into common stock. For financial reporting purposes, we discounted the value of series A and series B preferred stock by the value of these participating rights. We had been increasing the carrying value of the series A and series B preferred stock for the liquidation premium and participation discount through charges to stockholders' deficit over the redemption period. This increase is also reflected in the accretion of discount on preferred stock in our statement of operations. Upon the automatic conversion of the series A and series B preferred stock into common stock in February 2000, $649,000 in unamortized participation discount on the series A and series B preferred stock was accreted.

   We have experienced substantial losses in each fiscal period since our inception. As of December 31, 2000, we had an accumulated deficit of $41.0 million. These losses and our accumulated deficit have resulted from our initial lack of substantial revenues, as well as the significant costs incurred in the development of our products and services and in the preliminary establishment of our infrastructure. We expect to increase our expenditures in all areas in order to execute our business plan, and to expand further internationally, particularly in sales and marketing. The planned increase in sales and marketing expense will result principally from the hiring of additional sales force personnel and from marketing programs to increase brand awareness. Accordingly, we expect to experience additional losses in 2001.

   Although we have experienced significant revenue growth in recent periods, our recent rate of revenue growth may not be sustainable. We may not be able to continue to increase our revenues or to attain profitability and, if we do achieve profitability, we may not be able to sustain profitability for any period. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely upon them as an indication of our future financial performance. See "Factors That Could Affect Future Results" below.

Results of Operations

   The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

                                                Year Ended December 31,
                                                -----------------------------
                                                 1998       1999       2000
                                                --------   --------   -------
Consolidated Statement of Operations Data:
  Revenues:
  License......................................       79 %       82 %      81 %
  Service......................................       21         18        19
                                                --------   --------   -------
    Total revenues.............................      100        100       100
Cost of revenues:
  License......................................        4          2         1
  Service......................................       22         18        15
                                                --------   --------   -------
    Total cost of revenues.....................       26         20        16
                                                --------   --------   -------
Gross margin...................................       74         80        84
Operating expenses:
  Sales and marketing..........................      120         94        98
  Product development..........................       73         53        37
  General and administrative...................       34         28        22
  Compensation charge for issuance of stock
   options.....................................      --           9         4
                                                --------   --------   -------
    Total operating expenses...................      227        184       161
                                                --------   --------   -------
Operating loss.................................     (153)      (104)      (77)
Interest income, net...........................        5          3        17
                                                --------   --------   -------
Net loss.......................................     (148)%     (101)%     (60)%
                                                ========   ========   =======

 Comparison of 2000 and 1999

   Revenues. Total revenues increased by $14.4 million, or 167%, to $23.0 million for 2000, from $8.6 million for 1999. The increase was attributable to an increase in our customer base resulting in substantial growth in license and service revenues.

  . License revenues increased by $11.7 million, or 166%, to $18.7 million for 2000, from $7.0 million for 1999. The increase was attributable to the continued expansion of our sales force, increased revenues from our value-added reseller partners, expanded sales to our existing customer base, and an increase in the average selling prices of software licenses.

  . Service revenues increased by $2.7 million, or 171%, to $4.3 million for 2000, from $1.6 million for 1999. The increase related primarily to an increase in maintenance support contracts to new and existing customers and consulting services sold to new customers. Service revenues represented 19% of total revenues for 2000 and 18% of total revenues for 1999.

   Cost of license revenues. Cost of license revenues increased by $141,000, or 81%, to $314,000 for 2000, from $173,000 for 1999. Cost of license revenues was 2% of license revenues for both 2000 and 1999. We anticipate that cost of license revenues will increase in the future in absolute dollars due to additional customers licensing our products and the licensing of additional technologies from third parties.

   Cost of service revenues. Cost of service revenues increased by $1.8 million, or 119%, to $3.4 million for 2000, from $1.5 million for 1999. The increase was due primarily to an increase in the number of technical support, consulting and education personnel providing services to our customers. Cost of service revenues was 79% of service revenues for 2000 and 98% of service revenues for 1999. The decrease as a percentage of service revenues was due primarily to the growth in service revenues resulting from a larger installed customer base. We anticipate that the cost of service revenues will continue to increase in absolute dollars to the extent that we continue to generate new customers and associated license and service revenues. Cost of service revenues as a percentage of service revenues can be expected to vary significantly from period to period depending on the mix of services that we provide and overall utilization rates of our service personnel.

   Sales and marketing expenses. Sales and marketing expenses increased by $14.5 million, or 181%, to $22.6 million for 2000, from $8.0 million for 1999. The increase was primarily attributable to increased marketing programs, including advertising, trade shows and public relations. To a lesser extent, the increase was related to an increase in the number of direct sales, telemarketing and sales management employees and to an increase in sales commissions and bonuses related to increased revenues over the previous year. Sales and marketing expenses were 98% of total revenues for 2000 and 94% of total revenues for 1999. We expect that sales and marketing expenses will continue to increase in absolute dollars to support marketing programs for new product launches, international expansion and increased sales efforts.

   Product development expenses. Product development expenses increased by $3.9 million, or 85%, to $8.5 million for 2000, from $4.6 million for 1999. The increase primarily resulted from salaries associated with newly hired product development personnel, increased fees for outside consultants and, to a lesser extent, costs for the localization of the current products. Product development expenses were 37% of total revenues for 2000 and 53% of total revenues for 1999. The decrease as a percentage of total revenues was due primarily to the increase in total revenues. We believe that continued investment in product development is critical to attaining our strategic objectives, and, as a result, we expect product development expenses will continue to increase in absolute dollars as additional product development personnel are added.

   General and administrative expenses. General and administrative expenses increased by $2.5 million, or 104%, to $5.0 million for 2000, from $2.4 million for 1999. The increase primarily resulted from salaries associated with newly hired personnel, related operational costs required to manage our growth and costs associated with being a public company. General and administrative expenses were 22% of total revenues for 2000 and 28% of total revenues for 1999. The decrease as a percentage of total revenues was due primarily to the increase in total revenues. We expect that general and administrative expenses will continue to increase in absolute dollars as we continue to add administrative personnel to support our expanding operations and as we incur additional costs related to the growth of our business.

   Compensation charge for issuance of stock options. We incurred a charge of $925,000 for 2000, an increase of $189,000 from $736,000 in 1999, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options vest over periods up to four years, which will result in additional compensation expense of approximately $2.3 million for periods ending subsequent to December 31, 2000. If all options vest in accordance with the original terms, we expect to incur charges of $883,000 in 2001, $883,000 in 2002 and $494,000 in 2003.

   Interest income, net. Interest income, net increased by $3.5 million, or 1137%, to $3.8 million for 2000, from $308,000 for 1999. The increase resulted from a higher average cash balance for 2000 compared to 1999 due to the receipt of proceeds from our initial public offering in February 2000.

   Net loss. Net loss increased by $5.2 million, or 61%, to $13.8 million for 2000, from $8.6 million for 1999. The increase was due to increased operating expenses, partially offset by increased revenues.

 Comparison of 1999 and 1998

   Revenues. Total revenues increased by $4.4 million, or 103%, to $8.6 million for 1999, from $4.2 million for 1998. The increase was attributable to an increase in our customer base resulting in substantial growth in license and service revenues.

  . License revenues increased by $3.7 million, or 109%, to $7.0 million for 1999, from $3.4 million for 1998. The increase was attributable to the expansion of our sales force, increased sales productivity due to the addition of new sales management personnel, expanded sales to our existing customer base, and an increase in the average selling prices of software licenses resulting from the introduction and release of Centra 99 in April 1999.

  . Service revenues increased by $708,000, or 81%, to $1.6 million for 1999, from $870,000 for 1998. The increase related primarily to an increase in maintenance support contracts and consulting services sold to new customers. Service revenues represented 18% of total revenues for 1999 and 21% of total revenues for 1998.

   Cost of license revenues. Cost of license revenues decreased by $12,000, or 6%, to $173,000 for 1999, from $185,000 for 1998. Cost of license revenues was 2% of license revenues for 1999 and 6% of license revenues for 1998. The decrease was attributable to a decrease in royalty obligations to third parties resulting from our purchase in 1999 of technology that we previously licensed.

   Cost of service revenues. Cost of service revenues increased by $624,000, or 68%, to $1.5 million for 1999, from $919,000 for 1998. The increase was due primarily to an increase in the number of technical support, consulting and education personnel providing services to our customers. Cost of service revenues was 98% of service revenues for 1999 and 106% of service revenues for 1998. The decrease as a percentage of service revenues was due primarily to the growth in service revenues resulting from a larger installed customer base.

   Sales and marketing expenses. Sales and marketing expenses increased by $3.0 million, or 59%, to $8.0 million for 1999, from $5.1 million for 1998. The increase was primarily attributable to an increase in the number of direct sales, telemarketing and sales management employees. To a lesser extent, the increase was related to an increase in marketing programs, including trade shows, and advertising and public relations related to product launch activities. Sales and marketing expenses were 94% of total revenues for 1999 and 120% of total revenues for 1998. The decrease as a percentage of total revenues was due primarily to the increase in total revenues.

   Product development expenses. Product development expenses increased by $1.5 million, or 49%, to $4.6 million for 1999, from $3.1 million for 1998. The increase primarily resulted from salaries associated with newly hired product development personnel, increased fees for outside consultants and, to a lesser extent, the purchase of certain source code. Product development expenses were 53% of total revenues for 1999 and 73% of total revenues for 1998. The decrease as a percentage of total revenues was due primarily to the increase in total revenues.

   General and administrative expenses. General and administrative expenses increased by $1.0 million, or 69%, to $2.4 million for 1999, from $1.4 million for 1998. The increase primarily resulted from salaries associated with newly hired personnel and related operational costs required to manage our growth. General and administrative expenses were 28% of total revenues for 1999 and 34% of total revenues for 1998. The decrease as a percentage of total revenues was due primarily to the increase in total revenues.

   Compensation charge for issuance of stock options. We incurred a charge of $736,000 for 1999 related to the issuance of stock options to employees and non-employees during 1999.

   Interest income, net. Interest income, net increased by $97,000, or 46%, to $308,000 for 1999, from $211,000 for 1998. The increase resulted from a higher average cash balance for 1999 compared to 1998 due to the receipt of proceeds from our sale of equity securities in April 1999.

   Net loss. Net loss increased by $2.3 million, or 38%, to $8.6 million for 1999, from $6.3 million for 1998. The increase was due to increased operating expenses, partially offset by increased revenues.

 Quarterly Results of Operations

   The following table presents our unaudited quarterly results of operations for 1999 and 2000. You should read the following table in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Report. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this filing and this information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

                                                    Quarter Ended,
                          ------------------------------------------------------------------------
                           Mar.     June     Sept.    Dec.     Mar.     June
                            31,      30,      30,      31,      31,      30,    Sept. 30, Dec. 31,
                           1999     1999     1999     1999     2000     2000      2000      2000
                          -------  -------  -------  -------  -------  -------  --------- --------
                                                    (in thousands)
Consolidated Statement
 of Operations Data:
Revenues:
  License...............  $   686  $ 1,503  $ 2,345  $ 2,483  $ 3,150  $ 4,054   $ 5,187  $  6,306
  Service...............      340      337      371      530      643      961     1,148     1,524
                          -------  -------  -------  -------  -------  -------   -------  --------
    Total revenues......    1,026    1,840    2,716    3,013    3,793    5,015     6,335     7,830
                          -------  -------  -------  -------  -------  -------   -------  --------
Cost of revenues:
  License...............       36       55       47       35       31       31       154        98
  Service...............      327      320      411      485      649      741       829     1,162
                          -------  -------  -------  -------  -------  -------   -------  --------
    Total cost of
     revenues...........      363      375      458      520      680      772       983     1,260
                          -------  -------  -------  -------  -------  -------   -------  --------
Gross profit............      663    1,465    2,258    2,493    3,113    4,243     5,352     6,570
                          -------  -------  -------  -------  -------  -------   -------  --------
Operating expenses:
  Sales and marketing...    1,356    1,861    2,001    2,822    4,152    5,091     6,243     7,077
  Product development...    1,122    1,041      975    1,456    1,806    2,339     2,229     2,107
  General and
   administrative.......      417      492      635      896      953    1,144     1,216     1,664
  Compensation charge
   for issuance of stock
   options..............       21      103      112      500      234      240       228       223
                          -------  -------  -------  -------  -------  -------   -------  --------
    Total operating
     expenses...........    2,916    3,497    3,723    5,674    7,145    8,814     9,916    11,071
                          -------  -------  -------  -------  -------  -------   -------  --------
Operating loss..........   (2,253)  (2,032)  (1,465)  (3,181)  (4,032)  (4,571)   (4,564)   (4,501)
Interest income, net....        5       80      126       97      588    1,091     1,065     1,066
                          -------  -------  -------  -------  -------  -------   -------  --------
Net loss................   (2,248)  (1,952)  (1,339)  (3,084)  (3,444)  (3,480)   (3,499)   (3,435)
Accretion of discount on
 preferred stock........      127      127      126      127      649      --        --        --
                          -------  -------  -------  -------  -------  -------   -------  --------
Net loss attributable to
 common stockholders....  $(2,375) $(2,079) $(1,465) $(3,211) $(4,093) $(3,480)  $(3,499) $(3 ,435)
                          =======  =======  =======  =======  =======  =======   =======  ========

   Our total revenues have increased each period primarily due to increased acceptance of our products, the expansion of our sales force and increased service revenues as our installed customer base has grown. Total cost of revenues also have generally increased over the periods presented due to increased royalty costs and an increase in the number of customer support personnel.

   Operating expenses have experienced significant variations from quarter to quarter primarily as the result of the timing and number of additions of personnel and related compensation costs for sales and marketing, product development and general and administrative expenses. In addition, variations in sales and marketing are also related to the timing, number and significance of specific marketing activities, such as advertising, trade shows, product launches and other promotional activities. Operating expenses will continue to increase as we grow our infrastructure to support our expanding operations.

 Factors That Could Affect Future Results

   From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" involving risks and uncertainties. In particular, statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report relating to the management's expectations concerning our future results of operations and the sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of these factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. Centra disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to the factors discussed below.

   A variety of factors, many of which are outside of our control, may affect our quarterly operating results. These factors include:

  . the evolution of the market for live eLearning and business collaboration solutions;

  . market acceptance of our products and services;

  . our success and timing in developing and introducing new products and enhancements to existing products;

  . the introduction of products and services by our competitors;

  . changes in pricing policies by us or our competitors;

  . the length of our sales cycle;

  . changes in customer buying patterns; and

  . market entry by new competitors.

   In addition to the foregoing, the following additional factors could cause material fluctuations in our future operating results on a quarterly or annual basis, which could materially adversely affect our business, financial condition, operating results and stock price:

Our limited operating history makes it difficult to evaluate our future prospects.

   Our company was founded in April 1995 and has a limited operating history, which makes it difficult for investors to evaluate our future prospects. We began shipping our first product in July 1997 and began to operate our latest product, CentraNow(TM) ASP service, in June 2000.

We have incurred substantial losses in the past and may not achieve profitability in the future.

   Since we began operations, we have incurred substantial net losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may fall. We had net losses of $6.3 million in 1998 and $8.6 million in 1999 and $13.9 million in 2000. As a result of ongoing operating losses, we had an accumulated deficit of $41.0 million at December 31, 2000. We expect to continue to incur significant sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We may not sustain our growth or generate sufficient revenues to attain profitability.

Disappointing quarterly results could cause the market price of our common stock to fall.

   Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenues or operating results fall below the expectations of securities analysts or investors, the price of our common stock could fall substantially. Our quarterly revenues and operating results may fluctuate for numerous reasons, including the other risks identified in this Report.

   Most of our expenses, such as employee compensation and rent, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenues in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in increased quarterly losses.

Our sales cycle makes it difficult to predict our quarterly operating results.

   We have a long sales cycle because we generally need to educate potential customers regarding the benefits of our live online eLearning and business collaboration products and services prior to sale. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past. Potential customers frequently need to obtain approvals from multiple decision makers within their organization prior to making purchase decisions. Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales may occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

The development of a market for our live eLearning and business collaboration products and services is uncertain.

   The market for live eLearning and business collaboration products and services is immature and rapidly evolving. If the market for eLearning and business collaboration solutions does not grow at the rate we expect, this will have a material adverse effect on our business, operating results and financial condition. As is typical for new and rapidly evolving industries, customer demand for recently introduced eLearning and business collaboration products and services is highly uncertain.

We expect to depend on sales of our Centra Symposium(TM) solution for substantially all of our revenues for the foreseeable future.

   We anticipate that revenues from our Centra Symposium(TM) product and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, any decline in the demand for Centra Symposium(TM) or its failure to achieve broad market acceptance, would seriously harm our business.

Our business may depend on our ability successfully to develop and achieve market acceptance of ASP-based versions of our product and service offerings.

   We began operating our CentraNow(TM) ASP service in June 2000. In addition, during 2000 we introduced application service provider, or ASP, versions of our Centra Symposium(TM), Centra Conference(TM) and Centra eMeeting(TM) products. To date, we have limited experience with deploying our products and services as an application service provider. If an ASP-based model becomes popular in our market, then achieving broad and timely acceptance of our ASP services could be critical to our future success. Our ability successfully to develop our ASP offerings is subject to a number of significant risks, many of which are outside our control, including:

  . our system's ability to support large numbers of users is unproven;

  . whether the market will accept purchasing our products as a service rather than a perpetual license has not been determined.

We face significant competition from other technology companies and we may not be able to compete effectively.

   The market for live eLearning and collaboration solutions is immature, competitive, rapidly evolving and subject to rapid technological change. We expect that the intensity of our competition will increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our collaboration solution from a variety of software and services vendors. In addition, bigger companies with more resources than we have could enter our market and either reduce our sales or require us to lower our prices, or both.

   Some of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than we do. They have significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Our success depends on our ability to expand our sales force and distribution channels.

   To increase our revenues, we must increase the size of our sales force, the number of our indirect channel partners, including value-added resellers and systems integrators and the number of our alliance partners, including technology, content and service providers. As of December 31, 2000, our sales organization consisted of 54 professionals. We intend to increase our sales organization substantially over the next twelve months. However, there is intense competition for sales personnel in our business, and we cannot assure that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Our existing or future channel partners and alliance partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, we may face conflicts among our sales force and our channel and alliance partners. Our inability to increase our direct sales force and our number of indirect channel partners and alliance partners may limit our future revenue growth and hurt our future operating results.

We must hire and retain skilled personnel in a competitive labor market.

   Qualified personnel are in great demand throughout the software and Internet industries. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, professional services personnel, software engineers and other senior personnel. As of December 31, 2000, we had 201 employees. We intend to increase our employee headcount substantially over the next twelve months. However, if we fail to attract and retain the highly trained technical personnel that are integral to our direct sales, professional services and product development teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This could have a material adverse effect on our business, operating results and financial condition.

If we lose the services of our chief executive officer, chief operating officer or any other member of our management team, our business could suffer.

   Our future success depends to a significant degree on the skill, experience and efforts of Leon Navickas, our chief executive officer, Anthony Mark, our president and chief operating officer, and the other members of our management team. The loss of any member of our management team could have a material adverse effect on our business. We do not have employment agreements with any of our executive officers.

Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of electronic commerce.

   As commercial use of the Internet increases, federal, state and foreign agencies could enact laws or adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, such laws or regulations could limit the market for our products and services. Although they might not apply to our business directly, we expect that laws or rules regulating personal and consumer information could indirectly affect our business. It is possible that such legislation or regulation could expose companies involved in e-commerce to liability, which could limit the growth of Web use and e-commerce generally and thereby reduce demand for our products and services. Such legislation or regulation could dampen the growth in Web usage and decrease its acceptance as a medium of communications and commerce.

Our failure to manage our rapid growth effectively could hurt our business.

   Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel, and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From January 1, 2000 to December 31, 2000, the number of our employees increased from 117 to 201. To manage our future growth, if any, effectively, we must continue to enhance our information technology infrastructure, financial and accounting systems, controls and personnel, integrate a significant number of new hires, and manage expanded operations in geographically distributed locations. In addition, we may need to identify and move to alternative facilities to accommodate our growth, which could disrupt our business and hurt our operating results.

Our future success will depend on our ability to enhance our existing products and services and to develop and introduce new products and services.

   We believe our future success will depend in large part on our ability to enhance and broaden our live eLearning and business collaboration products and services to meet the evolving needs of the market. Our market is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. To achieve our goals, we need to respond effectively to technological changes and new industry standards and developments. In the past, we have experienced delays in the introduction of new products. In addition, our product enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our products, services or information technology infrastructure to adapt to these changes, standards and developments.

As we continue to expand our international operations, we will face new business risks that we have not encountered previously.

   In addition to our North American operations, we have established sales, marketing and service operations in the United Kingdom, and sales offices in Switzerland and France. In addition, we are seeking to establish sales or operations offices or staff in Japan and Singapore. This expansion will require additional resources and management attention and will subject us to new regulatory, economic and political risks. Given our limited experience in international markets, we cannot be sure that our international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products and services, lower the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

  . longer payment cycles and problems in collecting accounts receivable;

  . adverse changes in trade and tax regulations;

  . the absence or significant lack of legal protection for intellectual property rights;

  . the adoption of data privacy laws or regulations;

  . political and economic instability; and

  . currency risks.

Our success depends on our ability to protect our proprietary rights.

   Our success depends to a significant degree upon the protection of our software and other proprietary technology. If we fail to protect our proprietary rights, other companies might copy our technology and introduce products or services which compete with ours, without paying us for our technology. This could have a material adverse effect on our business, operating results and financial condition. Our proprietary technology includes the Centra(R), CentraNow(TM), Adaptive Connectivity(TM) and other trademarks and three patent applications, none of which has been issued. We depend upon a combination of patent and trademark laws, license agreements, non-disclosure and other contractual provisions to protect proprietary and distribution rights in our products. In addition, we attempt to protect our proprietary information and those of our vendors and partners through confidentiality and license agreements with our employees and others. Although we have taken steps to protect our proprietary technology, they may be inadequate. Existing trade secret, copyright and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

Claims by other companies that we infringe their proprietary technology could force us to redesign our products or otherwise hurt our financial condition.

   If we were to discover that any of our products violated third-party proprietary rights, there can be no assurance that we would be able to reengineer the product or to obtain a license on commercially reasonable terms, if at all, to continue offering the product without substantial reengineering. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly developing technology environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products or cause our customers to stop using our products.

Our business could be adversely affected if our products contain errors.

   Software products as complex as ours may contain undetected errors or "bugs" that result in product failures. From time to time we have identified errors in our products after commercial introduction of the products. While we have not been materially harmed by errors in the past, the occurrence of errors in the future could result in loss of or delay in revenues, loss of market share, diversion of product development resources, injury to our reputation or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

We could incur substantial costs resulting from product liability claims relating to our customers' use of our products and services.

   Many of the business interactions supported by our products and services are critical to our customers' businesses. Any failure in a customer's business interaction or other collaborative activity caused or allegedly caused by our products and services could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

We may require additional funds.

   We expect that our current cash, cash equivalents and short term investments to be adequate to provide us with sufficient working capital for at least the next 12 months. However, our current plans and projections may prove to be inaccurate or our expected cash flow may prove to be insufficient to fund our operations because of product delays, unanticipated expenses or other unforeseen difficulties. Therefore, we may need to raise additional capital in order to fund the development and marketing of our products and services.

   Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest, particularly in business collaboration software companies. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our product development activities, or delay our continued rollout of new products and product versions. Any of these actions may seriously harm our business and operating results.

Our historical operating results may not be indicative of future performance.

   Because of the foregoing factors, our operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results are not meaningful, and investors should not rely on them as indicative of our future performance. Investors should also evaluate our prospects in light of the risks, expenses and difficulties commonly encountered by comparable early-stage companies in new and rapidly emerging markets. We cannot assure investors that we will successfully address the risks and challenges that face us. In addition, although we have experienced significant revenue growth recently, we cannot assure investors that our revenues will continue to grow or that we will become or remain profitable in the future.

 Liquidity and Capital Resources

   On February 3, 2000, we completed our initial public offering of 5,000,000 shares of common stock. Additionally, on March 2, 2000, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 750,000 shares. At the offering price of $14.00 per share, we received $73.3 million from these transactions, net of underwriting discounts and commissions and offering costs.

   As of December 31, 2000, we had cash and cash equivalents of $42.0 million and short term investments of $23.2 million, an increase of $34.1 million from $7.9 million of cash and cash equivalents and of $23.2 million from no short term investments as of December 31, 1999. This increase primarily resulted from our initial public offering in February, 2000, reduced by cash used to fund operations in 2000. Our working capital as of December 31, 2000 was $59.9 million, compared to $5.8 million as of December 31, 1999.

   Net cash used in operating activities was $8.5 million for 2000, primarily due to operating losses reduced by noncash expenses, as well as increases in account receivables and prepaid expenses, partially offset by increases in deferred revenue and accrued expenses. Our operating activities resulted in net cash outflows of $5.7 million for 1999 and $6.5 million for 1998. The operating cash outflows resulted primarily from operating losses reduced by noncash expenses and increases in accounts receivable, partially offset by increases in accounts payable, accrued expenses and deferred revenues.

   Our investing activities resulted in a net cash outflow of $26.1 million for 2000, due primarily to purchases of short term investments and, to a lesser extent, purchases of property and equipment. Our investing activities resulted in net cash outflows of $2.0 million for 1999 and $181,000 for 1998. Our investing activities consist principally of purchases of short-term debt instruments and property and equipment.

   In January 2001, we liquidated, prior to maturity, certain short-term debt obligations of California based utilities when their ratings dropped to below investment grade which resolved in a realized loss of approximately $772,000. This loss event occurred during the Company's first quarter of 2001 and therefore will be reflected in the results of that period.

   Net cash provided by financing activities in 2000 was $68.8 million reflecting the net proceeds of $73.3 million received from our initial public offering, partially offset by a $6.5 million in payments to the series A and B preferred shareholders that were due upon completion of the public offering. Our financing activities resulted in a net cash inflow of $13.6 million in 1999 and $632,000 in 1998, due primarily to the sale of our equity securities. Our financing activities principally consist of sales of our preferred and common stock and the issuance and repayment of bank loans.

   On December 22, 2000, we amended our equipment line of credit agreement to allow $2.0 million of additional borrowings, all of which was outstanding at December 31, 2000. Interest on the borrowings is payable monthly based on the prime rate (9.5% at December 31, 2000) plus .50%. Amounts outstanding shall be payable in 36 equal monthly installments beginning on September 22, 2001. Additionally, at December 31, 2000, we had outstanding borrowings under previous equipment lines of credit of $356,000, bearing interest at 9.5% per annum. All borrowings are secured by substantially all of our assets. This amended line of credit requires us to maintain a minimum balance of cash, cash equivalents and short term investments of $30 million.

   Capital expenditures totaled $3.2 million for 2000, $1.3 million for 1999 and $472,000 for 1998. Our capital expenditures consisted of purchases of operating assets to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to increase for the foreseeable future as we increase our number of employees, increase the size of our operating facilities, and improve and expand our information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

   As of December 31, 2000, we had net operating loss carryforwards of $29.4 million and research and development credit carryforwards of $726,000. The net operating loss and credit carryforwards will expire at various dates, beginning in 2001, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

   We expect to continue to experience significant growth in our capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. We believe that our existing cash balances will be sufficient to finance our operations through at least the next 12 months. However, thereafter, we may need to raise additional funds to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, the securities would likely have rights, preferences or privileges senior to our common stock.

Recent Accounting Pronouncements

   In June 1999, Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this statement did not have a material impact on the accompanying financial statements.

   In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB No. 25. The interpretation clarifies the application of APB No. 25 in certain situations, as defined. The interpretation was effective on July 1, 2000 but covers certain events having occurred after December 15, 1998. The adoption of this interpretation did not have a material impact on the accompanying financial statements.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition. On March 24, 2000, the SEC deferred implementation of SAB 101 until the second calendar quarter of 2000, and on June 26, 2000, implementation was further deferred until the fourth quarter of calendar 2000. We were required to comply with this guidance no later than the fourth quarter of fiscal 2000. The adoption of this guidance did not have a material impact on the accompanying financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   In January, 2001, we liquidated, prior to maturity, certain short-term debt obligations of California based electric utilities when their ratings dropped to below investment grade which resulted in a realized loss of approximately $772,000. This loss event occurred during the Company's first quarter of 2001 and therefore will be reflected in the results of that period.

   Our general investing policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and credit risk. We currently use a registered investment manager to place our investments in highly liquid money market accounts and government backed securities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data required by this Item 8 are listed in Item 14 (a) (1) and begin at page F-1 of this report.

   The quarterly financial information required by this Item 8 is included in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the caption "Directors and Executive Officers" contained in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders expected to be filed with the Securities and Exchange Commission on or before March 30, 2001 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item with respect to executive compensation is incorporated herein by reference to the information set forth under the caption "Remuneration of Executive Officers and Directors" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item with respect to security ownership of management and certain beneficial owners of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption "Related Party Transaction" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

     1. Financial Statements

   The following are the consolidated financial statements of the Company appearing elsewhere in this Annual Report on Form 10-K:

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................. F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000.............. F-3

Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1999 and 2000...................................................... F-4

Consolidated Statements of Redeemable Convertible Preferred Stock and
 Stockholders' Equity (Deficit) for the Years Ended December 31, 1998,
 1999 and 2000............................................................ F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1999 and 2000...................................................... F-6

Notes to Consolidated Financial Statements................................ F-7

   2. Financial Statement Schedules

   Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statement notes thereto.

   3. Exhibits

   The following exhibits are filed as part of, or incorporated by reference into, this Report:

   Exhibit
   Number                           Exhibit Description
   -------                          -------------------
    3.2(1) Amended and Restated Certificate of Incorporation of Centra
           Software, Inc.

    3.4(1) Amended and Restated By-Laws of Centra Software, Inc.

    4.1(1) Specimen certificate for common stock of Centra Software, Inc.

   10.1(1) Centra Software, Inc. 1995 Stock Plan, as amended*

   10.2(1) Centra Software, Inc. 1999 Stock Incentive Plan*

   10.3(1) Centra Software, Inc. 1999 Employee Stock Purchase Plan*

   10.4(1) Centra Software, Inc. 1999 Director Stock Option Plan*

   10.5(1) Amendments of Incentive Stock Option and/or Stock Restriction
            Agreements ("Change of Control Agreement") between Centra Software,
            Inc. and the following:

           (a) Joseph Gruttadauria, dated April 25, 1997*

           (b) Joseph Gruttadauria, dated May 8, 1997*

           (c) Stephen A. Johnson, dated May 27, 1999*

           (d) Steven Lesser, dated May 27, 1999*

           (e) Anthony Mark, dated April 25, 1997*


   Exhibit
   Number                           Exhibit Description
   -------                          -------------------
            (f) Leon Navickas, dated March 10, 1997*

            (g) Leon Navickas, dated May 8, 1997*

   10.6(1) Severance Agreements between Centra Software, Inc. and the following:

            (a) Joseph Gruttadauria, dated March 24, 1997*

            (b) Stephen A. Johnson, dated May 27, 1999*

            (c) Steven Lesser, dated May 27, 1999*

            (d) Anthony Mark, dated March 10, 1997*

            (e) Leon Navickas, dated May 8, 1997*

   10.7(1)  Form of Indemnity Agreement entered into by Centra Software, Inc.
             and each of Joseph Gruttadauria, Stephen A. Johnson, Steven
             Lesser, Anthony J. Mark and Leon Navickas.

   10.8(1)  Lease dated July 21, 1999 between Centra Software, Inc. and
             Trustees of Elandzee Trust, as amended

   10.9(1)  Sublease dated May 13, 1997 between Centra Software, Inc. and
            Robert Half International, Inc.

   10.10(1) Sublease dated December 31, 1996 between Centra Software, Inc. and
            C.P. Clare

   10.11(1) Loan and Security Agreement, dated November 5, 1997 between Centra
             Software, Inc. and Silicon Valley Bank, as amended

   10.12(1) Fourth Amended and Restated Investors' Rights Agreement, dated
             April 21, 1999, by and among Centra Software, Inc., Leon Navickas and the persons and entities listed therein, as amended

   10.13(1) Form of Indemnity Agreement entered into by Centra Software, Inc.
             and each of David Barrett, Richard D'Amore and Jonathan Flint.

   10.14    Lease dated April 27, 2000 between Centra Software, Inc. and
             Trustees of Elandzee Trust, as amended

   10.15    Third Loan Modification Agreement dated December 22, 2000 between
             Centra Software, Inc. and Silicon Valley Bank.

   21.1     Subsidiaries

   23.1     Consent of Arthur Andersen LLP

   24.1     Power of Attorney (included on signature page)

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-89817.) The exhibit number listed above corresponds to the exhibit number listed in the Registration Statement.

   * Management contract or compensation plan.

   (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 28, 2001.
                                          Centra Software, Inc.

                                                   /s/ Leon Navickas
                                          By: _________________________________
                                                       Leon Navickas
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   Each individual whose signature appears below hereby constitutes and appoints Leon Navickas and Stephen A. Johnson, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Security and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report on Form 10-K, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of March 28, 2001.

              Signature                                   Title
              ---------                                   -----

        /s/ Leon Navickas              Chief Executive Officer and Director
______________________________________  (Principal Executive Officer)
            Leon Navickas

      /s/ Stephen A. Johnson           Chief Financial Officer, Treasurer and
______________________________________  Secretary (Principal Accounting and
          Stephen A. Johnson            Financial Officer)

       /s/ Richard D'Amore             Director
______________________________________
           Richard D'Amore

        /s/ David Barrett              Director
______________________________________
            David Barrett

        /s/ Robert E. Hult             Director
______________________________________
            Robert E. Hult

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................. F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000.............. F-3

Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1999 and 2000...................................................... F-4

Consolidated Statements of Redeemable Convertible Preferred Stock and
 Stockholders' Equity (Deficit) for the Years Ended December 31, 1998,
 1999 and 2000............................................................ F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1999 and 2000...................................................... F-6

Notes to Consolidated Financial Statements................................ F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Centra Software, Inc.:

   We have audited the accompanying consolidated balance sheets of Centra Software, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centra Software, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
January 22, 2001
(except for the matter
discussed in Note 1(d)
as to which the date
is January 29, 2001)

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)

                                                                December 31,
                                                              -----------------
                                                                1999     2000
                                                              --------  -------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  7,878  $42,015
  Short term investments....................................       --    23,172
  Restricted cash...........................................       --       100
  Accounts receivable, net of reserves of approximately $194
   and $577 at December 31, 1999 and 2000, respectively.....     2,667    4,170
  Prepaid expenses and other current assets.................       510    1,766
                                                              --------  -------
   Total current assets.....................................    11,055   71,223
                                                              --------  -------
Property and Equipment, at cost:
  Computers and equipment...................................     2,343    5,103
  Furniture and fixtures....................................       312      657
  Leasehold improvements....................................        93      229
                                                              --------  -------
                                                                 2,748    5,989
  Less: Accumulated depreciation and amortization...........     1,271    2,610
                                                              --------  -------
                                                                 1,477    3,379
  Restricted Cash...........................................       --       400
  Other Assets..............................................       764       62
                                                              --------  -------
                                                               $13,296  $75,064
                                                              ========  =======
  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
               STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long term debt......................  $    339  $   482
  Accounts payable..........................................       562    1,184
  Accrued expenses..........................................     2,780    4,612
  Deferred revenue..........................................     1,546    5,018
                                                              --------  -------
   Total current liabilities................................     5,227   11,296
                                                              --------  -------
Long term debt, net of current maturities...................       376    1,894
                                                              --------  -------
Commitments (Note 4)
Redeemable convertible preferred stock, $0.001 par value--
  Authorized--9,164,490 and 0 shares as of December 31, 1999 and 2000, respectively
  Issued and outstanding--9,164,490 and 0 shares as of
   December 31, 1999 and 2000, respectively, at carrying
   value....................................................    32,480      --
                                                              --------  -------
Stockholders' equity (deficit):
Preferred stock, $.001 par value--
  Authorized--0 shares at December 31, 1999; 10,000,000
   shares at December 31, 2000
  Issued and outstanding--0 shares at December 31, 1999 and
   2000.....................................................       --       --
Common stock, $0.001 par value
  Authorized--25,000,000 as of December 31, 1999; and
   100,000,000 shares as of December 31,2000
  Issued--5,164,923 shares at December 31, 1999 and
   24,977,656 shares at December 31, 2000...................         5       25
  Additional paid-in capital................................     3,770  105,192
  Accumulated deficit.......................................   (26,536) (41,043)
  Deferred compensation.....................................    (1,986)  (2,260)
  Treasury stock (661,606 shares of common stock at December
   31, 1999 and 2000, respectively).........................       (40)     (40)
                                                              --------  -------
   Total stockholders' equity (deficit).....................   (24,787)  61,874
                                                              --------  -------
                                                              $ 13,296  $75,064
                                                              ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)

                                                   Years Ended December 31,
                                                   --------------------------
                                                    1998     1999      2000
                                                   -------  -------  --------
Revenues:
  License......................................... $ 3,356  $ 7,017  $ 18,697
  Services........................................     870    1,578     4,276
                                                   -------  -------  --------
    Total revenues................................   4,226    8,595    22,973
                                                   -------  -------  --------
Cost of Revenues:
  License.........................................     185      173       314
  Services(1).....................................     919    1,543     3,381
                                                   -------  -------  --------
    Total cost of revenues........................   1,104    1,716     3,695
                                                   -------  -------  --------
    Gross profit..................................   3,122    6,879    19,278
                                                   -------  -------  --------
Operating Expenses:
  Sales and marketing(1)..........................   5,066    8,040    22,563
  Product development(1)..........................   3,078    4,594     8,481
  General and administrative(1)...................   1,442    2,440     4,977
  Compensation charge for issuance of stock
   options(1).....................................     --       736       925
                                                   -------  -------  --------
    Total operating expenses......................   9,586   15,810    36,946
                                                   -------  -------  --------
  Operating loss..................................  (6,464)  (8,931)  (17,668)
Interest income...................................     244      375     3,852
Interest expense..................................     (33)     (67)      (42)
                                                   =======  =======  ========
  Net loss........................................  (6,253)  (8,623)  (13,858)
Accretion of discount on preferred stock..........     506      507       649
                                                   =======  =======  ========
Net loss attributable to common stockholders...... $(6,759) $(9,130) $(14,507)
                                                   =======  =======  ========
Basic and diluted net loss per share.............. $ (1.16) $ (1.39) $   (.67)
                                                   =======  =======  ========
Pro forma basic and diluted net loss per share
 (Note 1(l))......................................          $  (.64) $   (.64)
                                                            =======  ========
Weighted average shares outstanding:
  Basic and diluted...............................   5,845    6,588    21,781
                                                   =======  =======  ========
  Pro forma basic and diluted (Note 1(l)).........           15,281    22,608
                                                            =======  ========

--------
(1) The following summarizes the departmental allocation of the compensation charge for issuance of stock options:

                                                                      1999 2000
                                                                      ---- ----
   Cost of service revenues.......................................... $--  $ 24
   Sales and marketing...............................................  176  401
   Product development...............................................   75  161
   General and administrative........................................  485  339
                                                                      ---- ----
   Total compensation charge for issuance of stock options........... $736 $925
                                                                      ==== ====

   The accompanying notes are an integral part of these consolidated financial statements.

                    CENTRA SOFTWARE, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
 AND STOCKHOLDERS' EQUITY (DEFICIT) FOR EACH OF THE THREE YEARS ENDED DECEMBER
                                   31, 2000
                (In Thousands, Except Share and Per Share Data)

                                                                  Stockholders' Equity (Deficit)
                      Redeemable        -----------------------------------------------------------------------------------
                      Convertible                                                                               Treasury
                    Preferred Stock         Common Stock                                                          Stock
                  --------------------  -------------------- Additional                             Stock     -------------
                              Carrying              $0.001    Paid-in   Accumulated   Deferred   Subscription
                    Shares     Value      Shares   Par Value  Capital     Deficit   Compensation  Receivable  Shares  Cost
                  ----------  --------  ---------- --------- ---------- ----------- ------------ ------------ ------- -----
Balance,
December 31,
1997............   6,469,490  $ 17,992   3,534,375   $  3     $    636   $(10,595)    $   --        $  (8)    447,089 $ (13)
Accretion of
series A and B
redeemable
convertible
preferred stock
discount........         --        506         --     --           --        (506)        --          --          --    --
Sale of common
stock...........         --        --      208,314    --            57        --          --            8         --    --
Repurchase of
common stock....         --        --          --     --           --         --          --          --        8,250    (1)
Net loss........         --        --          --     --           --      (6,253)        --          --          --    --
                  ----------  --------  ----------   ----     --------   --------     -------       -----     ------- -----
Balance,
December 31,
1998............   6,469,490    18,498   3,742,689      3          693    (17,354)        --          --      455,339   (14)
Sales of series
E redeemable
convertible
preferred stock,
net of issuance
costs of
$52,000.........   2,695,000    13,475         --     --           --         (52)        --          --          --    --
Deferred
compensation
related to
grants of common
stock options...         --        --          --     --         2,722        --       (2,722)        --          --    --
Amortization of
deferred
compensation....         --        --          --     --           --         --          736         --          --    --
Accretion of
series A and B
redeemable
convertible
preferred stock
discount........         --        507         --     --           --        (507)        --          --          --    --
Sale of common
stock...........         --        --    1,422,234      2          355        --          --          --          --    --
Repurchase of
common stock....         --        --          --     --           --         --          --          --      206,267   (26)
Net loss........         --        --          --     --           --      (8,623)        --          --          --    --
                  ----------  --------  ----------   ----     --------   --------     -------       -----     ------- -----
Balance,
December 31,
1999............   9,164,490    32,480   5,164,923      5        3,770    (26,536)     (1,986)        --      661,606   (40)
Deferred
compensation
related to
grants of common
stock options...         --        --          --     --         1,199        --       (1,199)        --          --    --
Amortization of
deferred
compensation....         --        --          --     --           --         --          925         --          --    --
Accretion of
series A and B
redeemable
convertible
preferred stock
discount........         --        649         --     --           --        (649)        --          --          --    --
Accrual of
dividends paid
on series A and
B redeemable
convertible
preferred
stock...........         --     (6,479)        --     --           --         --          --          --          --    --
Conversion of
redeemable
convertible
preferred stock
into common
stock...........  (9,164,490)  (26,650) 13,746,735     14       26,636        --          --          --          --    --
Issuance of
common stock in
initial public
offering, net of
issuance costs
of $7,268.......         --        --    5,750,000      6       73,226        --          --          --          --    --
Proceeds from
other issuance
of common stock          --        --      315,998    --           361        --          --          --          --    --
Net loss........         --        --          --     --           --     (13,858)        --          --          --    --
                  ----------  --------  ----------   ----     --------   --------     -------       -----     ------- -----
Balance,
December 31,
2000............         --   $    --   24,977,656   $ 25     $105,192   $(41,043)    $(2,260)      $ --      661,606 $ (40)
                  ==========  ========  ==========   ====     ========   ========     =======       =====     ======= =====
                       Total
                   Stockholders'
                  Equity (Deficit)
                  ----------------
Balance,
December 31,
1997............      $ (9,977)
Accretion of
series A and B
redeemable
convertible
preferred stock
discount........          (506)
Sale of common
stock...........            65
Repurchase of
common stock....            (1)
Net loss........        (6,253)
                  ----------------
Balance,
December 31,
1998............       (16,672)
Sales of series
E redeemable
convertible
preferred stock,
net of issuance
costs of
$52,000.........           (52)
Deferred
compensation
related to
grants of common
stock options...           --
Amortization of
deferred
compensation....           736
Accretion of
series A and B
redeemable
convertible
preferred stock
discount........          (507)
Sale of common
stock...........           357
Repurchase of
common stock....           (26)
Net loss........        (8,623)
                  ----------------
Balance,
December 31,
1999............       (24,787)
Deferred
compensation
related to
grants of common
stock options...           --
Amortization of
deferred
compensation....           925
Accretion of
series A and B
redeemable
convertible
preferred stock
discount........          (649)
Accrual of
dividends paid
on series A and
B redeemable
convertible
preferred
stock...........           --
Conversion of
redeemable
convertible
preferred stock
into common
stock...........        26,650
Issuance of
common stock in
initial public
offering, net of
issuance costs
of $7,268.......        73,232
Proceeds from
other issuance
of common stock            361
Net loss........       (13,858)
                  ----------------
Balance,
December 31,
2000............      $ 61,874
                  ================

  The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Years Ended December 31,
                                                   --------------------------
                                                    1998     1999      2000
                                                   -------  -------  --------
Cash Flows from Operating Activities:
  Net loss........................................ $(6,253) $(8,623) $(13,858)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization.................     369      613     1,335
    Compensation charge for issuance of stock
     options......................................     --       736       925
    Changes in assets and liabilities:
      Restricted cash.............................     --       --       (100)
      Accounts receivable.........................  (1,619)    (899)   (1,503)
      Prepaid expenses and other current assets...    (113)    (321)   (1,256)
      Accounts payable............................    (110)     145       623
      Accrued expenses............................     585    1,850     1,832
      Deferred revenue............................     660      821     3,472
                                                   -------  -------  --------
        Net cash used in operating activities.....  (6,481)  (5,678)   (8,530)
                                                   -------  -------  --------
Cash Flows from Investing Activities:
  Purchase of property and equipment..............    (472)  (1,291)   (3,238)
  Purchase of short-term investments..............     --       --    (23,697)
  Sale of short-term investments..................      70      --        525
  Restricted cash.................................     211      --       (400)
  Other assets....................................      10     (746)      702
                                                   -------  -------  --------
        Net cash used in investing activities.....    (181)  (2,037)  (26,108)
                                                   -------  -------  --------
Cash Flows from Financing Activities:
  Proceeds from initial public offering, net of
   issuance costs.................................     --       --     73,232
  Proceeds from sale of preferred stock...........     --    13,423       --
  Proceeds from issuance of common stock..........      65      357       361
  Payments of dividends to preferred
   shareholders...................................     --       --     (6,479)
  Purchase of treasury stock......................      (1)     (26)      --
  Proceeds from term loans........................     713      209     2,000
  Payments on term loans..........................    (120)    (323)     (307)
  Payments on capital lease obligations...........     (25)     (26)      (32)
                                                   -------  -------  --------
        Net cash provided by financing
         activities...............................     632   13,614    68,775
                                                   -------  -------  --------
Net (Decrease) Increase in Cash and Cash
 Equivalents......................................  (6,030)   5,899    34,137
Cash and Cash Equivalents, beginning of period....   8,009    1,979     7,878
                                                   -------  -------  --------
Cash and Cash Equivalents, end of period.......... $ 1,979  $ 7,878  $ 42,015
                                                   =======  =======  ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest........ $    37  $    74  $     60
                                                   =======  =======  ========
Supplemental Disclosure of Noncash Financing
 Activities:
  Accretion of discount on series A and series B
   redeemable convertible preferred stock......... $   506  $   507  $    649
                                                   =======  =======  ========
Conversion of redeemable convertible preferred
 stock into 13,746,735 shares of common stock.....     --       --   $ 26,650
                                                   =======  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

   Centra Software, Inc. (Centra or the Company) was incorporated as a Delaware corporation on April 4, 1995. From incorporation in April 1995 through June 1997, Centra was in the development stage, engaged primarily in the development of its initial products. In July 1997, Centra began commercial shipment of its initial product. Centra is a provider of software and services that support live eLearning and business collaboration.

   Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, rapid technological changes, significant competition, dependence on key individuals, quarterly performance fluctuations, ability to enhance existing products and services, the potential need to obtain adequate financing to fund operations beyond the next 12 months and for the development of new products.

   The accompanying consolidated financial statements reflect the application of certain accounting polices, as described in this note and elsewhere in the notes to consolidated financial statements.

 (a) Basis of Presentation

   The consolidated financial statements include the accounts of Centra and its wholly-owned subsidiaries, Centra Software Europe Limited, which was incorporated in the United Kingdom, and Centra Software Securities Corporation, a Massachusetts securities corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

 (b) Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

 (c) Revenue Recognition

   Centra derives substantially all of its revenues from the sale of software licenses, post-contract support (maintenance), and other services. Maintenance includes telephone technical support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Professional services include training, basic implementation consulting to meet specific customer needs, hosting and ASP services. Centra executes contracts that govern the terms and conditions of each software license and maintenance arrangement and professional service arrangement. These contracts may be elements in a multiple element arrangement. Revenue under multiple element arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

   Centra uses the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. Centra has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

   Revenues from license fees, not provided under ASP services, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. Centra's products do not require significant customization.

   Revenues related to maintenance, hosting and ASP services are recognized on a straight-line basis over the period that the maintenance, hosting and ASP services are provided and revenues allocable to implementation, consulting and training services are recognized as the services are performed.

 (d) Cash Equivalents and Short-Term Investments

   Centra considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Centra's cash equivalents consisted of money market accounts and highly rated corporate bonds and commercial paper.

                                                                  December 31,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
   Cash and cash equivalents--
     Cash....................................................... $  --  $ 1,059
     Money market accounts......................................    352   6,095
     Commercial paper...........................................  7,526  18,911
     Municipal bonds............................................    --   15,450
     Corporate notes and bonds..................................    --      500
                                                                 ------ -------
       Total cash and cash equivalents.......................... $7,878 $42,015
                                                                 ====== =======

   Centra accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value. At December 31, 1999 and 2000, Centra's short-term investments consisted of the following;

                                                                  December 31,
                                                                  ------------
                                                                  1999  2000
                                                                  ---- -------
   Short-term Investments--
     Commercial paper (average 48 remaining days to maturity).... $--  $ 9,914
     Corporate notes and bonds (average 153 remaining days to
      maturity)..................................................  --    9,244
     Municipal bonds (average 243 remaining days to maturity)....  --    4,014
                                                                  ---- -------
       Total short-term investments.............................. $--  $23,172
                                                                  ==== =======

   In January 2001, we liquidated, prior to maturity, certain short-term debt obligations of California based utilities when their ratings dropped to below investment grade which resulted in a realized loss of approximately $772,000. This loss event occurred during the Company's first quarter of 2001 and therefore will be reflected in the results of that period.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

 (e) Depreciation and Amortization

   Centra provides for depreciation and amortization of property and equipment using the straight-line method by charges to operations in amounts to allocate the cost of assets over their estimated useful lives as follows:

                                                                     Estimated
   Asset Classification                                             Useful Life
   --------------------                                            -------------
   Computers and equipment........................................     2-3 years
   Furniture and fixtures.........................................       3 years
   Leasehold improvements......................................... Life of lease

 (f) Long-Lived Assets

   In accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of, Centra reviews its long-lived assets (which consists of property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. Centra evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Management believes that, as of each of the balance sheet dates presented, none of Centra's long-lived assets were impaired.

 (g) Product Development Costs

   SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon Centra's product development process, technological feasibility is established upon completion of a working model. Costs incurred by Centra between the establishment of technological feasibility and the point at which the product is ready for general release have not been significant. Accordingly, Centra has charged all such costs to product development expenses in the accompanying consolidated statements of operations.

 (h) Disclosure of Fair Value of Financial Instruments and Concentration of Credit Risk

   The estimated fair values of the Company's financial instruments, which includes cash equivalents, short-term investments, restricted cash, accounts receivable, and current maturities of long term debt approximate their carrying values due to the short-term nature of these instruments.

   Financial instruments that potentially expose Centra to concentrations of credit risk consist mainly of cash and cash equivalents, short-term investments and accounts receivable. Centra maintains its cash and cash equivalents, short-term investments and restricted cash principally in domestic financial institutions and investments of high credit rating. Centra's accounts receivable are derived primarily from sales of software products and services. Centra performs credit evaluations of its customers and generally does not require collateral. Except for the loss discussed in Note 1 (d), Centra does not believe that significant credit risk, beyond amounts provided, exists at December 31, 1999 and 2000.

   During the year ended December 31, 1998, Centra had one customer who accounted for 11% of revenues. No customer accounted for greater than 10% of revenues for the years ended December 31, 1999 and 2000. As of December 31, 1999, Centra had three customers who accounted for 16%, 12% and 10% of accounts receivable, respectively. As of December 31, 2000, Centra had one customer who accounted for 10% of accounts receivable.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

 (i) Foreign Currency Translation

   The financial statements of Centra's non-U.S. subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of Centra's foreign subsidiary is the U.S. dollar, accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for property and equipment and stockholders' equity, which are translated at historical rates. Revenues and expenses are translated at average rates during the period, except for depreciation and amortization, which are translated at historical rates. Transaction and translation gains and losses are included in the accompanying consolidated statements of operations for the years ended December 31, 1999 and 2000 and were not material to the financial statements taken as a whole.

 (j) Comprehensive Income (Loss)

   Under SFAS No. 130, Reporting Comprehensive Income, the Company is required to disclose all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Centra's comprehensive loss is equal to net loss for all periods presented.

 (k) Net Loss Per Share

   Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earning per Share for all periods presented. Pursuant to Securities and Exchange Commission Staff (SEC) Accounting Bulletin (SAB) No. 98, common stock and redeemable convertible preferred stock issued or granted for nominal consideration prior to the date of Centra's initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. The common shares issued for the series A and series B Redeemable Convertible Participating preferred stock upon conversion, redemption or liquidation were for nominal consideration due to the liquidation payment made to the holders of series A and series B. Accordingly, the shares issued at the time the series A and series B preferred stock converted to common stock have been included in the calculation of basic and diluted net loss per share from date of issuance. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed by dividing the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase into the net loss attributable to common stockholders, which includes both the accretion of the discount and the liquidation premium on the series A and series B preferred stock.

 (l) Pro Forma Net Loss Per Share

   Pro forma net loss per share has been computed as described above and also gives effect to the conversion of redeemable convertible preferred stock not included in the computation of basic and diluted net loss per share that automatically converted upon the completion of Centra's initial public offering (using the if-converted method) from the original date of issuance. Upon consummation of the initial public offering in February 2000, all of the outstanding redeemable convertible preferred stock converted into an aggregate of 13,746,735 shares of common stock.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

   Historical and pro forma basic and diluted net loss per share are as follows:

                                                    Years Ended December 31,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
                                                     (in thousands, except
                                                        per share data)
Historical:
Net loss attributable to common stockholders......  $(6,759) $(9,130) $(14,507)
                                                    =======  =======  ========
Basic and diluted shares:
Weighted average shares of common and series A and
 B preferred stock outstanding....................    7,028    7,857    22,403
Less: weighted average shares subject to
 repurchase.......................................   (1,183)  (1,269)     (622)
                                                    -------  -------  --------
Weighted average shares of common and series A and
 B preferred stock outstanding used in computing
 basic and diluted net loss per share.............    5,845    6,588    21,781
                                                    =======  =======  ========
Basic and diluted net loss per share..............  $ (1.16) $ (1.39) $   (.67)
                                                    =======  =======  ========
Pro Forma:
Net loss attributable to common stockholders......           $(9,130) $(14,507)
Less: Accretion of unamortized discount on series
 A and B preferred stock..........................               650       --
                                                             -------  --------
Net loss..........................................           $(9,780) $(14,507)
                                                             =======  ========
Weighted average shares of common and series A and
 B preferred stock outstanding used in computing
 basic and diluted net loss per share.............             6,588    21,781
Adjusted to reflect the assumed conversion of
 series C, D and E preferred stock from the date
 of issuance......................................             8,693       827
                                                             -------  --------
Weighted average shares used in computing pro
 forma basic and diluted net loss per share.......            15,281    22,608
                                                             =======  ========
Pro forma basic and diluted net loss per share....           $ (0.64) $  (0.64)
                                                             =======  ========

   Options to purchase a total of 1,092,920, 1,377,413 and 3,754,016 common shares have not been included in the computation of diluted loss per share for the years ended December 31, 1998, 1999 and 2000, respectively. These shares are considered antidilutive, as Centra has recorded a loss for all periods presented.

 (m) Segment Information

   In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. As of December 31, 2000, Centra operates solely in one segment, the development and marketing of software products and related services, and therefore there is no impact to Centra's financial statements of adopting SFAS No. 131. Centra's revenues from customers outside of the United States were approximately $585,000, $503,000 and $2,767,000 in the years ended December 31, 1998, 1999 and 2000, respectively.

 (n) Recent Accounting Pronouncements

   In June 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES
activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this statement did not have a material impact on the accompanying financial statements.

   In March 2000, the FASB issued Interpretation Number 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB No.
25. The interpretation clarifies the application of Accounting Principles Board
(APB) No. 25, Accounting for Stock-Issued to Employees, in certain situations, as defined. The Interpretation was effective on July 1, 2000 but covers certain events having occurred after December 15, 1998. The adoption of this Interpretation did not have a material impact on the accompanying financial statements.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition. On March 24, 2000, the SEC deferred implementation of SAB 101 until the second calendar quarter of 2000, and on June 26, 2000, implementation was further deferred until the fourth quarter of calendar 2000. The Company was required to comply with this guidance no later than the fourth quarter of fiscal 2000. The adoption of this guidance did not have a material impact on the accompanying financial statements.

 (o) Accrued Expenses

   Accrued expenses at December 31, 1999 and 2000 consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
                                                                (in thousands)
   Payroll and payroll-related costs........................... $ 1,200 $ 1,554
   Accrued initial public offering costs.......................     489     --
   Other accrued expenses......................................   1,091   3,058
                                                                ------- -------
                                                                 $2,780 $ 4,612
                                                                ======= =======

(2) Income Taxes

   Centra provides for federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates. The components of Centra's net deferred tax assets are approximately as follows at December 31, 1999 and 2000:

                                                         1999          2000
                                                      -----------  ------------
   Net operating loss carryforwards.................. $ 9,130,000  $ 11,793,000
   Tax credit carryforwards..........................     394,000       730,000
   Other temporary differences.......................     459,000     2,472,000
                                                      -----------  ------------
                                                        9,983,000    14,995,000
   Valuation allowance...............................  (9,983,000)  (14,995,000)
                                                      -----------  ------------
   Net deferred tax asset............................ $       --   $        --
                                                      ===========  ============

   Centra has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. Based upon the weight of all available

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES
evidence, Centra has provided a full valuation allowance for its deferred tax assets since, in the opinion of management, realization of these future benefits is not sufficiently assured.

   As of December 31, 2000, Centra had federal tax net operating loss carryforwards and tax credit carryforwards available to offset future taxable income, if any, of approximately $29,292,000 and $730,000, respectively. These carryforwards expire through 2020 and are subject to review and possible adjustment by the Internal Revenue Service.

   The U.S. Internal Revenue Code of 1986, as amended (the Code), contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the net operating loss carryforwards and tax credit carryforwards that Centra can utilize in any one year may be limited. In the event of a change in ownership, as defined, the annual limitation on the use of the existing net operating loss and tax credit carryforwards is equal to an amount determined by multiplying the value of Centra at the time of the ownership change by the U.S. applicable federal rate of interest, as determined by the U.S. Internal Revenue Service. Centra has completed several financings since its inception and has not determined if its net operating losses and tax credit carryforwards have been limited by these financings.

   A reconciliation of the federal statutory rate to Centra's effective tax rate is as follows:

                                                          December 31,
                                                        ---------------------
                                                        1998    1998    2000
                                                        -----   -----   -----
   Income tax provision at federal statutory rate.....  (34.0)% (34.0)% (34.0)%
   Increase in tax resulting from State tax provision,
    net of federal benefit............................   (6.0)   (6.0)   (6.0)
   Increase in valuation allowance....................   40.0    40.0    40.0
                                                        -----   -----   -----
   Effective tax rate.................................      0 %     0 %     0 %
                                                        =====   =====   =====

(3) Long-Term Debt

 (a) Term Loan Facility and Capital Leases

   On December 22, 2000, Centra amended its equipment line of credit agreement to allow $2.0 million of additional borrowings, all of which was outstanding at December 31, 2000. Interest is payable monthly based on the prime rate (9.5% at December 31, 2000) plus .50%. Amounts outstanding shall be payable in 36 equal monthly installments beginning on September 22, 2001. Additionally at December 31, 2000, Centra has outstanding borrowings under the original equipment line of credit of $356,000, bearing interest at 9.5% per annum. All borrowings are secured by substantially all of Centra's assets. This amended line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and short term investments of $30 million.

   In addition to the above equipment line of credit/term loan facility, Centra also has two capital leases. These leases bear interest at rate of 10.5% per annum and are payable through June 2002. As of December 31, 1999 and 2000, obligations under these capital leases amounted to $28,000 and $20,000, respectively.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

 (b) Maturities of Long-Term Debt

   Future principal maturities of Centra's long-term obligations as of December 31, 2000 are as follows:

                                                                         (In
      Year                                                            thousands)
      ----                                                            ---------
      2001...........................................................  $  482
      2002...........................................................     727
      2003...........................................................     667
      2004...........................................................     500
                                                                       ------
                                                                       $2,376
                                                                       ======

(4) Commitments

   Centra conducts its operations in leased facilities and is obligated to pay monthly rent through December 2005. As of December 31, 2000, the minimum future rental payments under the operating lease agreements are approximately as follows:

                                                                       (in
      Year ending December 31,                                      thousands)
      ------------------------                                      ---------
      2001.........................................................  $1,728
      2002.........................................................   1,598
      2003.........................................................   1,593
      2004.........................................................   1,443
      2005.........................................................     797
                                                                     ------
                                                                     $7,159
                                                                     ======

   Rent expense charged to operations was approximately $362,000, $570,000 and $1,286,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

(5) Redeemable Convertible Preferred Stock

   Centra had 9,164,490 authorized shares of preferred stock, of which 1,133,000, 1,416,490, 1,670,000, 2,250,000 and 2,695,000 were designated as series A redeemable convertible participating preferred stock (series A preferred stock), series B redeemable convertible participating preferred stock (series B preferred stock), series C redeemable convertible preferred stock (series C preferred stock), series D redeemable convertible preferred stock (series D preferred stock) and series E redeemable convertible preferred stock (series E preferred stock), respectively. During 1995, Centra sold 1,133,000 shares of series A preferred stock for $1.00 per share for gross proceeds of $1,133,000. During 1996, Centra sold 1,416,490 shares of series B preferred stock at $2.25 per share for gross proceeds of $3,187,000. During 1997, Centra sold 1,670,000 shares of series C preferred stock for $2.50 per share for gross proceeds of $4,175,000 and 2,250,000 shares of series D preferred stock for $4.00 per share for gross proceeds of $9,000,000. During 1999, Centra sold 2,695,000 shares of series E preferred stock for $5.00 per share for gross proceeds of $13,475,000.

   Series A and series B preferred stockholders had rights that allowed them to receive a cash payment equal to 150% of their original investment upon redemption, liquidation and automatic conversion plus the common shares into which the series A and the series B preferred stock converts. A cash payment of approximately $6,479,000 was made to the Series A and Series B preferred stockholders in satisfaction of this right, upon the completion of the Company's initial public offering. Centra attributed $113,000 and $354,000 of value to these rights of the series A and series B preferred stock, respectively, by decreasing the carrying value of preferred stock and increasing additional paid-in capital in equal amounts at the date of issuance. Centra increased ratably over the redemption period the carrying value of series A and series B preferred stock by accreting the discount

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES
and the liquidation premium, representing the cash payment in excess of the original investment. For the years ended December 31, 1998, 1999 and 2000 Centra recorded $506,000, $507,000 and $649,000, respectively of accretion.

   Each outstanding share of series A, series B, series C, series D and series E preferred stock was convertible into common stock at the rate of 1.5 shares of common stock for each share of preferred stock, adjusted for certain dilutive events. Conversion was automatic and occured immediately prior to the closing of Centra's initial public offering of common stock resulting in a total of 13,746,735 common shares.

(6) Stockholders' Equity (Deficit)

 (a) Authorized Capital Stock

   Upon the closing of Centra's proposed initial public offering, its certificate of incorporation was amended and restated to change its authorized capital stock to 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

 (b) Stock Option and Stock Purchase Plans

  1995 Stock Plan

   In 1995, Centra adopted the 1995 Stock Plan (the 1995 Plan), which provides for the granting of incentive stock options to employees of Centra and nonqualified stock options to any directors, officers, employees or consultants of Centra. Options to purchase 3,852,000 shares of common stock may be issued pursuant to the 1995 Plan, plus an additional 385,500 shares, as defined under the 1995 Plan. Option and stock pricing is determined by Centra's Board of Directors and all options to date have been granted at the fair market value determined by the Board of Directors. Options and stock granted under the 1995 Plan vest as follows: 25% on the one-year anniversary date and then 6.25% on each subsequent quarter over the next three years, and expire no later than 10 years from the date of grant. There are no shares available for grant under the 1995 Stock Plan.

   Centra allowed for the immediate exercise of certain stock options granted under the 1995 Plan. The shares received upon exercise are subject to repurchase by Centra at the original option exercise price of $0.001 to $0.33 per share, subject to vesting at the same rates as provided in the original option agreements. A total of 2,464,907 shares have been issued upon the immediate exercise of certain stock options granted under the 1995 Plan, of which 621,924 shares are subject to repurchase rights. During the years ended December 31, 1998 and 1999, Centra exercised its rights under the stock repurchase agreements and repurchased 8,250 and 206,249 shares, respectively. These shares were repurchased at original issuance price.

  1999 Stock Incentive Plan

   In November 1999, Centra adopted the 1999 Stock Incentive Plan (the 1999
Plan). A total of 3,500,000 shares of common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan authorizes the grant of incentive options and nonqualified options. The 1999 Plan also provides for awards of stock appreciation rights, performance shares, restricted stock and other stock-based awards.

   Incentive options may be granted under the 1999 Plan to employees and affiliates within the meaning of the Internal Revenue Code, including officers and directors as well as officers and directors of affiliates who are also employees. The exercise price of incentive options granted under the 1999 Plan must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive options granted to an optionee who owns stock possessing more than 10% of the voting power of the outstanding capital stock must be at least equal to 110% of the fair market value of the common stock on the date of grant

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

   Under the terms of the 1999 Plan, Centra may grant nonqualified options to employees, directors and non employees. There are no limits on the exercise price of nonqualified options granted under the 1999 Plan.

   The 1999 Plan is administered by the compensation committee of the board of directors. The compensation committee selects the individuals to whom options will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 1999 Plan.

  1999 Director Option Plan

   In November 1999, Centra adopted the 1999 Director Option Plan (Director
Plan). The Director Plan provides for the grant of stock options to those directors who are not full-time employees of Centra or one of its subsidiaries. Only non-statutory options may be granted under the Director Plan. The maximum number of shares of common stock as to which options may be granted under the Plan is 200,000. As of December 31, 2000, no options had been granted under the Director Plan.

   The Director Plan is administered by the board of directors. The option exercise price for each option granted under the Director Plan is the fair market value of the common stock as of the date of grant. Payment of the option exercise price is to be made in cash for the full exercise price of the options. The options terminate on the earlier of 10 years after the date of grant or 60 days after the optionee ceases to serve as a director, except in the event of death or disability.

   Options to purchase 1,002,825 shares of common stock were available for grant at December 31, 2000 under the 1999 Stock Incentive Plan and the 1999 Director Option Plan.

   The following is a summary of common stock option and restricted stock activity under the 1995 and 1999 Plans:

                                                                   Weighted
                                       Number of     Exercise      Average
                                         Shares       Price     Exercise Price
                                       ----------  ------------ --------------
Outstanding, December 31, 1997........    641,513  $ 0.07--0.17     $0.16
Granted...............................    840,450          0.27      0.27
Exercised.............................   (208,314)   0.07--0.27      0.26
Canceled..............................   (180,729)   0.07--0.27      0.17
                                       ----------  ------------     -----
Outstanding, December 31, 1998........  1,092,920    0.07--0.27      0.21
Granted...............................  1,816,675    0.27--8.00      1.22
Exercised............................. (1,422,234)   0.17--0.33      0.25
Canceled..............................   (109,948)   0.17--5.00      0.38
                                       ----------  ------------     -----
Outstanding, December 31, 1999........  1,377,413    0.07--8.00      1.48
Granted...............................  2,750,675   0.27--11.00      6.13
Exercised.............................   (259,571)   0.17--5.00      0.27
Canceled..............................   (114,501)  0.27--10.88      5.56
                                       ----------  ------------     -----
Outstanding, December 31, 2000........  3,754,016  $0.07--11.00     $4.84
                                       ==========  ============     =====
Exercisable common stock options,
 December 31, 2000....................    390,936  $ 0.07--8.00     $1.78
                                       ==========  ============     =====
Exercisable common stock options,
 December 31, 1999....................     67,687  $ 0.07--5.00     $0.46
                                       ==========  ============     =====
Exercisable common stock options,
 December 31, 1998....................    291,246  $ 0.07--0.27     $0.17
                                       ==========  ============     =====

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

   The range of exercise prices for common stock options outstanding and options exercisable at December 31, 2000 is as follows:

                      Options Outstanding              Options Exercisable
               -------------------------------------  -----------------------
                              Weighted
                               Average     Weighted                 Weighted
  Range of                    Remaining    Average                  Average
  Exercise       Options     Contractual   Exercise     Options     Exercise
   Prices      Outstanding      Life        Price     Exercisable    Price
  --------     -----------   -----------   --------   -----------   --------
$ 0.07--0.17      106,069     6.3 years     $0.17        73,292      $0.17
  0.27--0.33      660,355     7.9 years      0.28       212,735       0.27
        0.67       32,006     8.6 years      0.67         6,775       0.67
  3.13--5.63      834,774     9.7 years      3.72        54,822       5.00
 6.25--11.00    2,120,812     9.4 years      6.99        43,312       8.00
------------    ---------     ---------     -----       -------      -----
$0.07--11.00    3,754,016     8.3 years     $4.84       390,936      $1.78
============    =========     =========     =====       =======      =====

   In connection with stock options grants to employees and non employees during the year ended December 31, 1999 and 2000, Centra recorded deferred compensation of $2,722,000 and $1,199,000, respectively, which represents the aggregate difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes for grants to employees and the fair market value of the options for the non-employees. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options. Centra recorded compensation expense of $736,000 and $925,000, during the year ended December 31, 1999 and 2000, respectively, related to these options

   In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options to be included in the statements of operations or disclosed in the notes to the financial statements. Centra has determined that it will continue to account for stock-based compensation for employees and directors under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. Centra records the fair market value of stock options granted to non employees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and directors using the Black-Scholes option pricing model. The assumptions used are as follows:

                                                   Year Ended December 31,
                                              ----------------------------------
                                                 1998       1999        2000
                                              ---------- ---------- ------------
Risk-free interest rate...................... 4.5%--6.7% 4.8%--6.1% 5.84%--6.72%
Expected dividend yield......................
Expected lives...............................  7.5 years  7.5 years    7.5 years
Expected volatility..........................       100%        85%         100%

   The expected volatility factor was based on actual volatility factors for comparable public software companies. The weighted average fair value of grants at fair market value during the years ended December 31, 1998, 1999 and 2000 was $0.27, $6.48 and $5.33 per share, respectively. The weighted average exercise price of grants at fair market value during the years ended December 31, 1998, 1999 and 2000 was $0.27, $8.00 and $6.18, respectively. During 1999,
Centra granted certain options with an exercise price below the deemed fair market value of the common stock. The weighted average exercise price and weighted average fair value of these options was $1.56 and $3.17, respectively.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

   The pro forma effects of applying SFAS No. 123 are as follows for the years ended December 31, 1998, 1999 and 2000:

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
                                                     (in thousands, except
                                                        per share data)
Net loss attributable to common stockholders
  As reported...................................... $(6,759) $(9,130) $(14,507)
  Pro forma........................................ $(6,823) $(9,815) $(16,729)
Basic and diluted loss per share--
  As reported...................................... $ (1.16) $ (1.39) $   (.67)
  Pro forma........................................ $ (1.17) $ (1.49) $   (.77)

   The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because Centra's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  1999 Employee Stock Purchase Plan

   In November 1999, Centra adopted the 1999 Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan initially authorized the issuance of up to a total of 1,500,000 shares of Centra's common stock to participating employees. As of December 31 of each year, Centra will increase the number of shares reserved for issuance under the Stock Purchase Plan automatically by 2% of the total number of shares of our common stock then outstanding or, if less, 300,000 shares.

   Under the terms of the Stock Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value of one share of common stock on either the first or last day of the offering period, whichever is lower. In the event of a change in control of Centra, the Stock Purchase Plan will terminate and shares will be purchased with the payroll deductions accumulated to date by participating employees.

   The Stock Purchase Plan is administered by the compensation committee of the board of directors. Employees purchased 56,427 shares of the Company's common stock in the plan during the fiscal year ended December 31, 2000.

(7) Employee Benefit Plan

   Centra has adopted an employee benefit plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows employees to make pretax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, Centra may match a portion of the employee contribution up to a defined maximum and provide profit sharing to employees at its discretion. Centra made no contributions to the 401(k) Plan for the years ended December 31, 1998, 1999 and 2000.

(8) Valuation and Qualifying Accounts

   A summary of the allowance for doubtful accounts:

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES

                                     Balance
                                    Beginning Charged to              Balance
                                     of Year   Expense   Write-offs End of Year
                                    --------- ---------- ---------- -----------
                                                  (in thousands)
Years Ended
Allowance for Doubtful Accounts:
December 31, 1998..................   $ 50       $ 99      $(49)       $100
December 31, 1999..................    100        190       (96)        194
December 31, 2000..................    194        410       (28)        577

(9) Quarterly Statement of Operations Information (unaudited)

   The following table presents a summary of quarterly results of operations for 1999 and 2000:

                                                     Quarter Ended,
                          --------------------------------------------------------------------------
                                     June               Dec.               June               Dec.
                          Mar. 31,    30,    Sept. 30,   31,    Mar. 31,    30,    Sept. 30,   31,
                            1999     1999      1999     1999      2000     2000      2000     2000
                          --------  -------  --------- -------  --------  -------  --------- -------
                                          (in thousands, except per share data)
Total revenues..........  $ 1,026   $ 1,840   $ 2,716  $ 3,013  $ 3,793   $ 5,015   $ 6,335  $ 7,830
                          -------   -------   -------  -------  -------   -------   -------  -------
Gross profit............      663     1,465     2,258    2,493    3,113     4,243     5,352    6,570
                          -------   -------   -------  -------  -------   -------   -------  -------
Net loss attributable to
 common stockholders....   (2,375)   (2,079)   (1,465)  (3,211)  (4,093)   (3,480)   (3,499)  (3,435)
                          -------   -------   -------  -------  -------   -------   -------  -------
Basic and diluted net
 loss per share
 attributable to common
 stockholders...........  $  (.38)  $  (.32)  $  (.22) $  (.46) $  (.23)  $  (.15)  $  (.15) $  (.15)
                          =======   =======   =======  =======  =======   =======   =======  =======