Form 10-Q
period 2001-03-31
CENTRA SOFTWARE INC
filed 2001-05-15
CIK 1096658

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

  [_] TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
      ___________


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

                               Yes  [X]  No [_]


The number of shares outstanding of the Registrant's common stock as of May 14, 2001 was 24,895,624.

                               TABLE OF CONTENTS



                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets as of December 31, 2000 and
        March 31, 2001 (unaudited)........................................   3

        Consolidated Statements of Income for the three months ended
        March 31, 2000 and 2001 (unaudited)...............................   4

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 2000 and 2001 (unaudited)..................   5

        Notes to Consolidated Financial Statements .......................   6


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................  10

Item 3. Quantitative and Qualitative Disclosures about Market Risk........  17


                          PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.......................... 17

Item 6. Exhibits and Reports on Form 8-K..................................  18

Signatures................................................................  19

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
                             CENTRA SOFTWARE, INC.
                          Consolidated Balance Sheets
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        December 31,              March 31,
                                                                                     ------------------       ------------------
                                                                                             2000                     2001
                                                                                     ------------------       ------------------
                                    ASSETS
Current Assets:
  Cash and cash equivalents........................................................           $ 42,015                 $ 48,631
  Short-term investments...........................................................             23,172                   11,073
  Restricted cash..................................................................                100                      100
  Accounts receivable, net of reserves of approximately $577 and $659 at
   December 31, 2000 and March 31, 2001, respectively..............................              4,170                    6,466

  Prepaid expenses and other current assets........................................              1,766                    1,399
                                                                                   -------------------      -------------------
      Total current assets.........................................................             71,223                   67,669
                                                                                   -------------------      -------------------
Property and Equipment, at cost:
  Computers and equipment..........................................................              5,103                    5,748
  Furniture and fixtures...........................................................                657                      714
  Leasehold improvements...........................................................                229                      393
                                                                                   -------------------      -------------------
                                                                                                 5,989                    6,855
  Less: Accumulated depreciation and amortization..................................              2,610                    3,112
                                                                                   -------------------      -------------------
                                                                                                 3,379                    3,743
                                                                                   -------------------      -------------------
  Restricted Cash..................................................................                400                      400
  Other Assets.....................................................................                 62                       83
                                                                                   -------------------      -------------------
                                                                                              $ 75,064                 $ 71,895
                                                                                   ===================      ===================

                                               LIABILITIES, AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of term loan..................................................           $    482                 $    582
  Accounts payable.................................................................              1,184                    2,212
  Accrued expenses.................................................................              4,612                    3,943
  Deferred revenue.................................................................              5,018                    5,104
                                                                                   -------------------      -------------------
      Total current liabilities....................................................             11,296                   11,841
                                                                                   -------------------      -------------------
Term loan, net of current maturities...............................................              1,894                    1,708
                                                                                   -------------------      -------------------
Stockholders' equity:
  Preferred stock, $.001 par value-
  Authorized-10,000,000 shares as of December 31, 2000 and March 31, 2001,
  Issued and outstanding-No shares at December 31, 2000 and March 31, 2001                         --                       --
  Common stock, $0.001 par value-
  Authorized-100,000,000 shares as of December 31, 2000  and March 31, 2001
  Issued-24,977,656 shares and 25,019,507 shares at December 31, 2000 and
  March 31, 2001, respectively.....................................................                 25                       25
  Additional paid-in capital.......................................................            105,192                  105,224
  Accumulated deficit..............................................................            (41,043)                 (44,841)
  Deferred compensation............................................................             (2,260)                  (2,037)
  Cumulative translation adjustment................................................                 --                       15
  Treasury stock (661,606 shares of common stock at December 31, 2000 and March
   31, 2001).......................................................................                (40)                     (40)
                                                                                   -------------------      -------------------
      Total stockholders' equity...................................................             61,874                   58,346
                                                                                   -------------------      -------------------
                                                                                              $ 75,064                 $ 71,895
                                                                                   ===================      ===================

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                       3
s

                             CENTRA SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                        ------------------------------
                                                                                            2000             2001
                                                                                        ------------     ------------
Revenues:
  License.............................................................................       $ 3,150          $ 7,219
  Services............................................................................           643            1,853
                                                                                        ------------     ------------
             Total revenues...........................................................         3,793            9,072
                                                                                        ------------     ------------
Cost of Revenues:
  License.............................................................................            31              147
  Services(1).........................................................................           649            1,565
                                                                                        ------------     ------------
             Total cost of revenues...................................................           680            1,712
                                                                                        ------------     ------------
             Gross profit.............................................................         3,113            7,360
                                                                                        ------------     ------------
Operating Expenses:
  Sales and marketing(1)..............................................................         4,152            6,336
  Product development(1)..............................................................         1,806            2,635
  General and administrative(1).......................................................           953            1,917
  Compensation charge for issuance of stock options(1)................................           234              223
                                                                                        ------------     ------------
             Total operating expenses.................................................         7,145           11,111
                                                                                        ------------     ------------
  Operating loss......................................................................        (4,032)          (3,751)
Interest Income.......................................................................           617              782
Other Expense, net....................................................................           (29)             (57)
Loss on Sale of short-term investments................................................            --             (772)
                                                                                        ------------     ------------
  Net Loss............................................................................        (3,444)          (3,798)
Accretion of discount on preferred stock..............................................           649               --
                                                                                        ------------     ------------
Net loss attributable to common stockholders..........................................       $(4,093)         $(3,798)
                                                                                        ============     ============
Basic and diluted net loss per share..................................................       $  (.23)         $  (.16)
                                                                                        ============     ============
Pro forma basic and diluted net loss per share........................................       $  (.19)
                                                                                        ============
Weighted average shares outstanding:
  Basic and diluted...................................................................        17,749           23,771
                                                                                        ============     ============
  Pro forma basic and diluted.........................................................        21,057
                                                                                        ============

-------------
(1) The following summarizes the departmental allocation of the compensation charge for issuance of stock options:

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                        ------------------------------
                                                                                            2000             2001
                                                                                        ------------     ------------
Cost of revenues......................................................................       $     4          $     6
Operating Expenses:
   Sales and marketing ...............................................................            87               98
   Research and development ..........................................................            38               41
   General and administrative.........................................................           105               78
                                                                                        ------------    -------------
   Total compensation charge for issuance of stock options............................       $   234          $   223
                                                                                        ============     ============

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                             CENTRA SOFTWARE, INC.
                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)
                                 (in thousands)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                      ------------------------------
                                                                                            2000             2001
                                                                                      ------------     ------------
Cash Flows from Operating Activities:
 Net loss...........................................................................       $(3,444)         $(3,798)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................................           237              502
    Provision for doubtful accounts.................................................            99               82
    Compensation charge for issuance of stock options...............................           234              223
    Loss on sale of short-term investments..........................................            --              772
    Changes in assets and liabilities:
       Accounts receivable..........................................................           455           (2,378)
       Prepaid expenses and other current assets....................................          (510)             367
       Other assets.................................................................           448              (21)
       Accounts payable.............................................................           119            1,028
       Accrued expenses.............................................................          (406)            (669)
       Deferred revenue.............................................................           651               86
                                                                                      ------------     ------------
              Net cash used in operating activities.................................        (2,117)          (3,806)
                                                                                      ------------     ------------
Cash Flows from Investing Activities:
   Purchase of property and equipment, net..........................................          (863)            (866)
   Maturities (purchases) of short-term investments.................................          (516)          11,327
                                                                                      ------------     ------------
              Net cash (used in) provided by investing activities...................        (1,379)          10,461
                                                                                      ------------     ------------
Cash Flows from Financing Activities:
   Net proceeds from initial public offering........................................        73,251               --
   Proceeds from sale of common stock...............................................             5               32
   Payments of dividends to preferred shareholders..................................        (6,480)              --
   Payments on term loan............................................................           (77)             (78)
   Payments on capital lease obligations............................................            (8)              (8)
                                                                                      ------------     ------------
              Net cash provided by (used in) financing activities...................        66,691              (54)
                                                                                      ------------     ------------
Net increase in cash and cash equivalents...........................................        63,195            6,601
Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents                            --               15
Cash and Cash Equivalents, beginning of period......................................         7,878           42,015
                                                                                      ------------     ------------
Cash and cash equivalents, end of period............................................       $71,073          $48,631
                                                                                      ============     ============
Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for interest....................................       $    18          $    41
                                                                                      ============     ============
Supplemental Disclosure of Noncash Financing Activities:
        Accretion of discount on Series A and Series B redeemable convertible
        preferred stock.............................................................       $   649          $    --
                                                                                      ============     ============
 Conversion of redeemable convertible preferred stock into common stock in
  connection with initial public offering of common stock...........................       $33,130          $    --
                                                                                      ============     ============

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                             CENTRA SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  Centra Software, Inc. ("Centra" or the "Company") was incorporated as a Delaware corporation on April 4, 1995. Centra is a provider of software and services that support live eLearning and business collaboration.

  Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, rapid technological changes, significant competition, dependence on key individuals, quarterly performance fluctuations, ability to enhance existing products and services and the potential need to obtain adequate financing to fund operations beyond the next 12 months and for the development of new products.

  The accompanying consolidated financial statements reflect the application of certain accounting polices, as described in this note and elsewhere in the notes to consolidated financial statements.

(a) Basis of Presentation

  The consolidated financial statements include the accounts of Centra and its wholly-owned subsidiaries, Centra Software Europe Limited, which was incorporated in the United Kingdom, Centra Software Southern Europe SAS, which was incorporated in France on March 16, 2001 and Centra Software Securities Corporation, a Massachusetts securities corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

  The accompanying consolidated financial statements for the three months ended March 31, 2000 and 2001 are unaudited and have been prepared on a basis consistent with the December 31, 2000 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These consolidated statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year or any other period.

(b) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

(c) Revenue Recognition

  Centra derives substantially all of its revenues from the sale of software licenses, post-contract support (maintenance), and other services. Maintenance includes telephone support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Other services include training, basic implementation consulting to meet specific customer needs, hosting and ASP services. Centra executes contracts that govern the terms and conditions of each software license and maintenance arrangement and other service arrangement. These contracts may be elements in a multiple element arrangement. Revenue under multiple element arrangements, which may include several different software products and services sold together, are allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

  Centra uses the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. Centra has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services.

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


(d) Cash Equivalents and Short-Term Investments

  Centra considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Centra's Cash equivalents consist of money market accounts and highly rated corporate bonds and commercial paper.

                                            December 31,             March 31,
                                         ------------------      -----------------
                                                 2000                   2001
                                         ------------------      -----------------
Cash and cash equivalents-
  Cash...................................           $ 1,059                $ 4,451
  Money market accounts..................             6,095                 20,694
  Commercial paper.......................            18,911                     --
  Municipal bonds........................            15,450                 23,486
  Corporate notes and bonds..............               500                     --
                                         ------------------      -----------------
    Total cash and cash equivalents......           $42,015                $48,631
                                         ==================      =================

  Centra accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value. At December 31, 2000 and March 31, 2001, Centra's short-term investments consisted of the following:

                                            December 31,             March 31,
                                         ------------------      -----------------
                                                 2000                   2001
                                         ------------------      -----------------
Short-term Investments-
 Commercial paper........................           $ 9,914                $    --
 Corporate notes and bonds...............             9,244                     --
 Municipal bonds.........................             4,014                 11,073
                                         ------------------    -------------------
    Total cash and cash equivalents......           $23,172                $11,073
                                         ==================      =================


  In January, 2001, we liquidated, prior to maturity, certain short-term obligations of California based utilities when their ratings dropped to below investment grade which resulted in a realized loss of approximately $772,000.

(e) Comprehensive Income (Loss)

  The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income (loss) reported by the Company are net income and foreign currency translation adjustments.

                                                            Three Months
                                                           Ended March 31,
                                                          -----------------
                                                            2000      2001
                                                          -------   -------
Net loss..................................................$(4,093)  $(3,798)
Foreign currency translation adjustments..................     --        15
                                                          -------   -------
Comprehensive loss........................................$(4,093)  $(3,783)
                                                          =======   =======

(f) Net Loss Per Share

  Basic and diluted net loss per share are presented in conformity with SFAS
No. 128, Earning Per Share (SFAS No. 128) for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and redeemable convertible preferred stock issued or granted for nominal consideration prior to the date of Centra's initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. The common shares issued for the series A and series B preferred stock upon conversion, redemption or liquidation were for nominal consideration due to the liquidation payment made to the holders of series A and series B. Accordingly, the 3,824,236 shares to be issued at the time the series A and series B preferred stock converted to common stock have been included in the calculation of basic and diluted net loss per share from date of issuance for the three months ended March 31, 2000. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed by dividing the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase of 3,665,000 and 571,000 at March 31, 2000 and 2001, respectively, into the net loss attributable to common stockholders which includes both the accretion of the discount and the liquidation premium on the series A and series B preferred stock for the three months ended March 31, 2000.

(g) Pro Forma Net Loss Per Share

  Pro forma net loss per share for the three months ended March 31, 2000 has been computed as described above and also gives effect to the conversion of 9,923,000 shares of redeemable convertible preferred stock not included in the computation of basic and diluted net loss per share that automatically converted upon the completion of Centra's initial public offering (using the if-converted method) from the original date of issuance. Upon consummation of the initial public offering in February 2000, all of the outstanding redeemable convertible preferred stock converted into an aggregate of 13,746,735 shares of common stock.

Options to purchase a total of 1,493,849 and 4,656,144 common shares have not been included in the computation of dilutive earnings per share above for the three months ended March 31, 2000 and 2001, respectively. Inclusion of these shares would have an antidilutive effect, as Centra has recorded a loss for all periods presented.

(h) Segment Information

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). As of March 31, 2001, Centra operates solely in one segment, the development and marketing of software products and related services. Centra's revenues from customers outside of the United States were approximately $467,000 and $1,974,000 for the three months ended March 31, 2000 and 2001, respectively. No single country outside of the United States represented greater than 10% of total consolidated revenues for the three months ended March 31, 2000 and 2001.

(i) Recent Accounting Pronouncements

   In June 1999, Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this statement did not have an impact on the accompanying financial statements.

(j) Subsequent Event

   On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2,850,000 in cash and the issuance of 509,745 shares of common stock for a total purchase price of approximately $6,680,000, excluding acquisition costs. The acquisition will be accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of MindLever will be included in the results of operations of the Company from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Overview", "Liquidity and Capital Resources", and "Factors That Could Affect Future Results" included in these sections and those appearing elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.


OVERVIEW

  We design, develop, market and support software infrastructure and ASP services for live eLearning and Internet business collaboration. Our products provide Internet infrastructure for comprehensive live collaboration and include features such as voice-over-the-Internet, software application sharing, real-time data exchange and shared workspaces. Our products to date have been sold primarily to the Global 2000 market with product offerings and network service solutions for corporate eLearning and training, collaborative sales and marketing, and one-to-one customer, partner and employee relationships. We offer the following products:

 . Centra Symposium(TM), an enterprise Web application for highly interactive eLearning and team collaboration;

 . Centra Conference(TM), an enterprise Web application for live interactive seminars and corporate briefings for large dispersed audiences;

 . Centra eMeeting(TM), an enterprise Web application for ad-hoc virtual meetings where users can schedule, organize and run their own meetings;

 . Centra Knowledge Object Studio, an easy to use tool that enables customers to capture and re-use knowledge from live interactive sessions; and

 . CentraNow(TM) ASP, a network service for live, voice-enabled business meetings and events.

  Subsequent to March 31, 2001, we acquired MindLever.com, Inc. (Mindlever) pursuant to an Agreement and Plan of Merger by and among the Company, MindLever and M-L Acquisition Co., our wholly owned subsidiary. The acquisition will be accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of MindLever will be included in our results of operations from the date of acquisition.

  Through March 31, 2001, our revenues were derived from licenses of our software products, from related maintenance, and from the delivery of implementation consulting, training, hosting and ASP services. We price licenses of our enterprise application software on a rental or purchase basis under a variety of licensing models, including perpetual named-user licenses, perpetual concurrent-user licenses, time-limited licenses and revenue-sharing. Customers who license our enterprise application software typically purchase renewable maintenance contracts that provide telephone support, bug fixes and rights to upgrades and enhancements on a when and if basis over a stated term, usually a twelve-month period. Maintenance is priced as a percentage of our license fees. We also offer implementation consulting, training and education services to our customers primarily on a time-and-materials basis. In August 1999, we began providing hosting services for customers on a temporary basis under hosting agreements, with terms ranging from six to twelve months, to outsource the administration and infrastructure necessary to operate our enterprise application software. The hosting fees include a set-up fee and monthly service fees, in addition to license fees for the software. We also offer CentraNow both as a free service with limited functionality and as a priced ASP service offering with expanded functionality.

  We use the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services.

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

  We sell our products and services primarily through a direct sales force and through relationships with distributors, resellers and other strategic partners. We have established European sales and service operations based in the United Kingdom and have master distributors in Japan and Korea, in addition we have value added resellers throughout Europe, the Middle East, Pacific Rim, India, Brazil and Africa. Revenues from international sales were 12% and 22% of total revenues or $467,000 and $1,974,000 for the three months period ended March 31, 2000 and 2001, respectively. During 1999 and 2000, we invested in the infrastructure necessary to expand our global operations, including the formation and staffing of our European subsidiaries. We expect to continue to invest in our international operations as we expand our international direct and indirect channels and enhance our marketing efforts to increase worldwide market share. We anticipate that revenues derived from outside the United States will increase both in terms of percentage of revenues and absolute dollars.

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

  . Product development expenses consist primarily of employee salaries and benefits, fees for outside consultants and related costs associated with the development of new products, the enhancement of existing products, purchase of third party source code, quality assurance, testing, documentation and third party localization costs.

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

  We have experienced substantial losses in each fiscal period since our inception. As of March 31, 2001, we had an accumulated deficit of $44.8 million. These losses and our accumulated deficit have resulted from the significant costs incurred in the development of our products and services and in the preliminary establishment of our infrastructure which have been only partially offset by our revenues to date. We expect to increase our expenditures in all areas in order to execute our business plan, and to expand further internationally, particularly in sales and marketing. The planned increase in sales and marketing expense will result principally from the hiring of additional sales force personnel, establishing sales operations in the Pacific Rim and from marketing programs to increase brand awareness. Accordingly, we expect to experience additional losses in 2001.

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

                                                        Three Months Ended
                                               ----------------------------------------
                                                    March 31,              March 31,
                                                       2000                   2001
                                               -----------------     ------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
 Revenues:
       License                                                83%                    80%
       Services                                               17                     20
                                               -----------------     ------------------
                  Total revenues                             100                    100

 Cost of Revenues:
       License                                                 1                      2
       Services                                               17                     17
                                               -----------------     ------------------
                  Total cost of revenues                      18                     19
                                               -----------------     ------------------
 Gross margin                                                 82                     81

 Operating expenses:
       Sales and marketing                                   109                     70
       Product development                                    48                     29
       General and administrative                             25                     21
       Compensation charge for
       issuance of stock options                               6                      2

                                               -----------------     ------------------
                  Total operating expenses                   188                    122
                                               -----------------     ------------------
 Operating loss                                             (106)                   (41)
  Interest income, net                                        15                      8
  Loss on sale of investment                                  --                     (9)
 Net loss                                                    (91)%                  (42)%
                                               =================     ==================

Comparison of three months ended March 31, 2000 and 2001

Revenues. Total revenues increased by $5.3 million, or 139%, to $9.1 million for the three months ended March 31, 2001, from $3.8 million for the three months ended March 31, 2000. The increase was attributable to the significant growth in our customer base resulting in substantial growth in license and service revenues.

     . License revenues increased by $4.0 million, or 125%, to $7.2 million for the three months ended March 31, 2001, from $3.2 million for the three months ended March 31, 2000. The increase was attributable to an increase in the number and average transaction value of license transactions.

     . Service revenues increased by $1.2 million, or 188%, to $1.9 million for the three months ended March 31, 2001, from $643,000 for the three months ended March 31, 2000. The increase was primarily related to an increase in maintenance support contracts to new and existing customers and to a lesser extent an increase in hosting and professional services revenue, as well as the addition of ASP revenue.

Cost of license revenues. Cost of license revenues increased by $116,000, or 374%, to $147,000 for the three months ended March 31, 2001, from $31,000 for the three months ended March 31, 2000. The increase was attributable to an increase in royalty obligations to third parties primarily as a result of a new agreement for licensing additional technologies from a third party. Cost of license revenues was 1% of license revenues for the three months ended March 31, 2000 and 2% of license revenues for the three months ended March 31, 2001. We anticipate that the cost of license revenues will increase in the future both in terms of absolute dollars as licensing revenues from our products increase and as a percent of license revenues due to the licensing of additional technologies from third parties.

  Cost of service revenues. Cost of service revenues increased by $916,000, or 141%, to $1.6 million for the three months ended March 31, 2001, from $649,000 for the three months ended March 31, 2000. The increase was due primarily to an increase in the costs related to infrastructure for the ASP service and to a lesser extent the number of technical support, consulting and education personnel providing services to our customers and the addition of service expenses for Europe. Cost of service revenues was 101% and 84% of service revenues for the three months ended March 31, 2000 and 2001, respectively. The decrease as a percentage of service revenues was due primarily to the growth of service revenues resulting from a larger installed customer base. We anticipate that the cost of service revenues will continue to increase in absolute dollars to the extent that we continue to generate new customers and associated license and service revenues. Cost of service revenues as a percentage of service revenues can be expected to vary significantly from period to period depending on the mix of services that we provide and overall utilization rates of our service personnel.

  Sales and marketing expenses. Sales and marketing expenses increased by $2.2 million, or 53%, to $6.3 million for the three months ended March 31, 2001, from $4.1 million for the three months ended March 31, 2000. The increase was primarily attributable to an increase in marketing programs, including advertising, trade shows, and promotional expenses. To a lesser extent, the increase was related to an increase in the number of direct sales, telemarketing, and sales management employees and to an increase in sales commissions and bonuses related to increased revenues over the previous period. Sales and marketing expenses were 109% and 70% of total revenues for the three months ended March 31, 2000 and 2001, respectively. The decrease as a percentage of total revenues was due to revenues increasing at a greater rate than sales and marketing expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars to support marketing programs for new product launches, international expansion and increased sales efforts.

  Product development expenses. Product development expenses increased by $829,000, or 46%, to $2.6 million for the three months ended March 31, 2001, from $1.8 million for the three months ended March 31, 2000. The increase primarily resulted from salaries associated with newly hired product development personnel. Product development expenses were 48% and 29% of total revenues for the three months ended March 31, 2000 and 2001, respectively. The decrease as a percentage of total revenues was due to revenues increasing at a greater rate than product development expenses. We believe that continued investment in product development is critical to attaining our strategic objectives, and, as a result, we expect product development expenses will continue to increase in absolute dollars as additional product development personnel are added.

  General and administrative expenses. General and administrative expenses increased by $964,000, or 101%, to $1.9 million for the three months ended March 31, 2001, from $953,000 for the three months ended March 31, 2000. The increase primarily resulted from salaries associated with newly hired personnel, related operational costs required to manage our growth and costs associated with being a public company. General and administrative expenses were 25% and 21% of total revenues for the three months ended March 31, 2000 and 2001, respectively. The decrease as a percentage of total revenues was due to our revenues increasing at a greater rate than our general and administrative expenses. We expect that general and administrative expenses will continue to increase in absolute dollars, as we continue to add personnel to support our expanding operations, incur additional costs related to the growth of our business, and continue to incur costs associated with being a public company.

  Compensation charge for issuance of stock options. We incurred a charge of $234,000 and $223,000 for the three months ended March 31, 2000 and 2001, respectively, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options vest over periods up to four years, which will result in additional compensation expense of approximately $2.0 million for periods ending subsequent to March 31, 2001.

  Interest income, net. Interest income, net, increased by $129,000 to $725,000 for the three months ended March 31, 2001, from $596,000 for the three months ended March 31, 2000. The increase resulted from a higher average cash balance for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 reflecting the receipt of proceeds for two months from our initial public offering in February 2000 versus 3 months for March 31, 2001.

  Loss on sale of short-term investments. In January, 2001, we liquidated, prior to maturity, certain short-term obligations of California based utilities when their ratings dropped to below investment grade which resulted in a realized loss of approximately $772,000.

  Net loss. Net loss decreased by $295,000, or 7%, to $3.8 million for the three months ended March 31, 2001, from $4.1 million for the three months ended March 31, 2000. The decrease was due to increased revenues, partially offset by increased operating expenses and the loss on sale of short-term investments.


LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 2001, we had cash and cash equivalents of $48.6 million and short-term investments of $11.1 million, an increase of $6.6 million of cash and cash equivalents from $42.0 million at December 31, 2000 and a decrease of $12.1 million of short-term investments compared with short-term investments of $23.2 million as of December 31, 2000. The net decrease in the combined cash and cash equivalents and short-term investments resulted primarily from cash used to fund operations. Our working capital as of March 31, 2001 was $55.8 million, compared to $59.9 million as of December 31, 2000.

  Net cash used in operating activities was $3.8 million for the three months ended March 31, 2001, primarily due to operating losses, reduced by non cash expenses, including a loss on the sale of certain short-term obligations of California based utilities, as well as an increase in accounts receivable and a decrease in accrued expenses, partially offset by increases in accounts payable and a decrease in prepaid expenses and deferred revenue. Our operating activities for the three months ended March 31, 2000 resulted in net cash outflows of $2.1 million primarily the result of operating losses, reduced by non cash expenses, as well as an increase in prepaid expenses and a decrease in accrued expenses, partially offset by a decrease in accounts receivable and other assets and an increase in deferred revenue.

  Net cash from investing activities increased by $10.5 million for the three months ended March 31, 2001, resulting from purchases of short-term debt instruments and on purchases of property and equipment to support expanding operations. Net cash used in investing activities was $1.4 million for the three months ended March 31, 2000 due to a net decrease in short-term investments and purchases of property and equipment.

  Net cash used in financing activities was $54,000 for the three months ended March 31, 2001, resulting from payments on a term loan and capital leases partially offset by proceeds from the exercise of stock options. Net cash provided by financing activities was $66.7 million for the three months ended March 31, 2000. The primary source of cash from financing activities for the three months ended March 31, 2000 was the net proceeds of $73.3 million received from our initial public offering, net of offering costs and payments to preferred shareholders.

  As of March 31, 2001, under an equipment line of credit, we had outstanding loans of $2.0 million, which bear interest at the prime rate (8.0% at March 31, 2001) plus .5%. Principal payments are due in 36 equal monthly installments beginning on September 22, 2001. Additionally, at March 31, 2001, under an equipment term loan, we had outstanding loans of $279,000, which bear interest at the rate of 9.5% per year. Principal payments are due in 36 equal monthly installments through September 30, 2002. All borrowings are secured by substantially all of our assets. These loans require us to maintain a minimum balance of cash, cash equivalents and short-term investments of $30 million.

  Capital expenditures totaled $866,000 and $863,000 for the three month periods ended March 31, 2001 and 2000, respectively. Our capital expenditures consisted of operating assets to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to continue for the foreseeable future as we increase our number of employees, increase the size of our operating facilities, and improve and expand our information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

  Subsequent to March 31, 2001, we acquired MindLever.com Inc. (MindLever) pursuant to an Agreement and Plan of Merger by and among the Company, MindLever and M-L Acquisition Co., our wholly owned subsidiary. In connection with this transaction, we expect to use approximately $6 million in cash for deal consideration, liabilities assumed and costs incurred to combine the entities.

  We expect to continue to experience significant growth in our operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. We believe that our existing cash balances will be sufficient to finance our operations through at least the next 12 months. However, thereafter, we may require additional funds to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain the funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, the securities would likely have rights, preferences or privileges senior to our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1999, Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this statement did not have an impact the accompanying financial statements.

FACTORS THAT COULD EFFECT FUTURE RESULTS

  As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain "forward-looking statements" regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: market acceptance of the CentraNow ASP network service and Centra eMeeting product, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, failure to manage rapid growth, failure to enhance our existing products and services and to develop and introduce new products and services and other risk factors contained in the section titled "Factors That Could Affect Future Growth" beginning on page 20 of our annual report on Form 10-K for the period ended December 31, 2000. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline.

  On April 30, 2001, we acquired MindLever.com, Inc. There can be no assurance that the integration of all of the acquired technologies will be successful or will not result in unforeseen difficulties that may absorb significant management attention.

  In the future, we may acquire additional businesses or product lines. The recently completed acquisition, or any future acquisition, may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations.

  If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. If we make a future acquisition, we could issue equity securities which would dilute current stockholders' percentage ownership, incur substantial debt, assume contingent liabilities, incur a one-time charge or be required to amortize goodwill.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments and our long-term debt and available line of credit require interest payments calculated at variable rates. Based on the nature and current levels of our investments and debt, however, we have concluded that there is no material market risk exposure.

  In January 2001, we liquidated, prior to maturity, certain short-term obligations of California based utilities when their ratings dropped to below investment grade which resulted in a realized loss of approximately $772,000.

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


PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) In the three months ended March 31, 2001, we granted options to purchase 990,450 shares of our common stock and we issued 41,851 shares of our common stock upon the exercise of employee stock options.

     (d)  Use of Proceeds from Sales of Registered Securities

          On February 8, 2000 we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The 5,000,000 shares offered under our Registration Statement were sold at a price of $14.00 per share. FleetBoston Robertson Stephens Inc., Chase Securities Inc., and Dain Rauscher Wessels, the managing underwriters of the offering, also exercised an over-allotment option on March 2, 2000 for 750,000 shares. The over-allotment shares were sold at a price of $14.00 per share. The aggregate proceeds from the offering were $80.5 million. Our total expenses in connection with the offering were approximately $7.3 million, of which approximately $5.6 million was for underwriting discounts and commissions to underwriters and $1.7 was for other expenses paid to persons other than directors or officers of our company or persons owning more than 10 percent of any class of equity securities of Centra Software, Inc. Our net proceeds from the offering were approximately $73.3 million. From the effective date through March 31, 2001, we used approximately $6.5 million for payments of dividends to preferred shareholders, $8.9 million to fund operations, $3.9 million for capital expenditures and $389,000 to pay amounts outstanding under our term loan. As of March 31, 2001, we had approximately $53.5 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in highly liquid money market accounts and government backed securities.

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

  (b)  Reports on Form 8-K

       None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 15, 2001.

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