Form 10-Q
period 2001-06-30
CENTRA SOFTWARE INC
filed 2001-08-14
CIK 1096658

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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


                               Yes  |X|   No |_|



The number of shares outstanding of the Registrant's common stock as of August 10, 2001 was 25,135,413.

TABLE OF CONTENTS



                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2000 and
     June 30, 2001 (unaudited).........................................  3

     Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 2001(unaudited)....................  4

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 2000 and 2001 (unaudited)...................  5

     Notes to Consolidated Financial Statements (unaudited)............. 6


Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations ............................................  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....  20


                          PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds....................... 20

Item 4. Submission of Matters to a Vote of Security Holders............. 21

Item 6. Exhibits and Reports on Form 8-K...............................  21

Signatures.............................................................  22

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                             CENTRA SOFTWARE, INC.
                          Consolidated Balance Sheets
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            December 31,               June 30,
                                                                                           --------------             ----------
                                                                                                2000                     2001
                                                                                              --------                 --------

                                          Assets
Current Assets:
  Cash and cash equivalents........................................................           $ 42,015                 $ 47,227
  Short-term investments...........................................................             23,172                    5,000
  Restricted cash..................................................................                100                      100
  Accounts receivable, net of reserves of approximately   $577 and $638 at
   December 31, 2000 and June 30, 2001, respectively...............................              4,170                    8,001

  Prepaid expenses and other current assets........................................              1,766                    1,288
                                                                                    -------------------      -------------------
      Total current assets.........................................................             71,223                   61,616
                                                                                    -------------------      -------------------
Property and Equipment, at cost:
  Computers and equipment..........................................................              5,103                    6,771
  Furniture and fixtures...........................................................                657                      935
  Leasehold improvements...........................................................                229                      489
                                                                                    -------------------      -------------------
                                                                                                 5,989                    8,195
  Less: Accumulated depreciation and amortization..................................              2,610                    3,654
                                                                                    -------------------      -------------------
                                                                                                 3,379                    4,541
                                                                                    -------------------      -------------------
  Goodwill and other intangible assets, net........................................                 --                    7,943
  Restricted Cash..................................................................                400                      644
  Other Assets.....................................................................                 62                       96
                                                                                    -------------------      -------------------
                                                                                              $ 75,064                 $ 74,840
                                                                                    ===================      ===================

                       Liabilities and Stockholders' Equity

Current Liabilities:
  Current maturities of term loan..................................................           $    482                 $  1,138
  Accounts payable.................................................................              1,184                    1,623
  Accrued expenses.................................................................              4,612                    6,267
  Deferred revenue.................................................................              5,018                    6,309
                                                                                    -------------------      -------------------
      Total current liabilities....................................................             11,296                   15,337
                                                                                    -------------------      -------------------
Term loan, net of current maturities...............................................              1,894                    2,886
                                                                                    -------------------      -------------------
Stockholders' equity:
  Preferred stock, $0.001 par value-
  Authorized-10,000,000 shares as of December 31, 2000 and June 30, 2001,
  Issued and outstanding-No shares at December 31, 2000 and June 30, 2001                          --                       --
  Common stock, $0.001 par value-
  Authorized-100,000,000 shares as of December 31, 2000  and June 30, 2001
  Issued-24,977,656 shares and 25,710,283 shares at December 31, 2000 and
   June 30, 2001, respectively.....................................................                 25                       26
  Additional paid-in capital.......................................................            105,192                  109,550
  Accumulated deficit..............................................................            (41,043)                 (51,112)
  Deferred compensation............................................................             (2,260)                  (1,814)
  Cumulative translation adjustment................................................                 --                        7
  Treasury stock (661,606 shares of common stock at December 31, 2000 and
   June 30, 2001)..................................................................               (40)                     (40)
                                                                                    -------------------      -------------------
      Total stockholders' equity...................................................             61,874                   56,617
                                                                                    -------------------      -------------------
                                                                                              $ 75,064                 $ 74,840
                                                                                    ===================      ===================

The accompanying notes are an integral part of these consolidated financial statements.

                             CENTRA SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                            THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           -----------------------------    -----------------------------
                                                                  2000            2001            2000             2001
                                                                -------         -------         -------         --------
Revenues:
  License.................................................      $ 4,054         $ 7,501         $ 7,204         $ 14,720
  Services................................................          961           2,259           1,604            4,112
                                                          --------------------------------------------------------------
             Total revenues...............................        5,015           9,760           8,808           18,832
                                                          --------------------------------------------------------------
Cost of Revenues:
  License.................................................           31             137              62              283
  Services(1).............................................          741           1,661           1,390            3,227
                                                          --------------------------------------------------------------
             Total cost of revenues.......................          772           1,798           1,452            3,510
                                                          --------------------------------------------------------------
             Gross profit.................................        4,243           7,962           7,356           15,322
                                                          --------------------------------------------------------------
Operating Expenses:
  Sales and marketing(1)..................................        5,091           6,702           9,243           13,038
  Product development(1)..................................        2,339           3,428           4,145            6,062
  General and administrative(1)...........................        1,144           1,916           2,097            3,833
  Compensation charge for issuance of stock options (1)...          240             223             474              447
  Amortization of goodwill and other intangible assets....           --             329              --              329
  Acquired in-process research and development............           --           2,200              --            2,200
                                                          --------------------------------------------------------------
             Total operating expenses.....................        8,814          14,798          15,959           25,909
                                                          --------------------------------------------------------------
  Operating loss..........................................       (4,571)         (6,836)         (8,603)         (10,587)
Other income..............................................        1,106             622           1,723            1,479
Other expense, net........................................          (15)            (57)            (44)            (189)
Loss on sale of short-term investments....................           --              --              --             (772)
                                                          --------------------------------------------------------------
  Net loss................................................       (3,480)         (6,271)         (6,924)         (10,069)
Accretion of discount on preferred stock..................           --              --             649               --
                                                          --------------------------------------------------------------
Net loss attributable to common stockholders..............      $(3,480)        $(6,271)        $(7,573)        $(10,069)
                                                          ==============================================================
Basic and diluted net loss per share......................        $(.15)          $(.26)          $(.37)           $(.42)
                                                          ==============================================================
Pro forma basic and diluted net loss per share............                                        $(.35)
                                                                                             ==========
Weighted average shares outstanding:
  Basic and diluted.......................................       23,132          24,317          20,248           23,994
                                                          ==============================================================
  Pro forma basic and diluted.............................                                       21,902
                                                                                             ==========

___________
(1) The following summarizes the departmental allocation of the compensation charge for issuance of stock options:

                                                              Three Months     Six Months
                                                             Ended June 30,   Ended June 30,
------------------------------------------------------------ --------------   --------------
                                                               2000    2001    2000    2001
------------------------------------------------------------   ----    ----    ----    ----
  Cost of service revenues..................................   $   7   $   6   $  11   $ 12
  Sales and marketing.......................................     114      98     201    196
  Product development.......................................      41      41      79     82
  General and administrative................................      78      78     183    157
                                                               -----   -----   -----   ----
   Total compensation charge for issuance of stock options     $ 240   $ 223   $ 474   $447
                                                               =====   =====   =====   ====

The accompanying notes are an integral part of these consolidated financial statements.

                             CENTRA SOFTWARE, INC.
                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)
                                 (in thousands)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      ---------------------------
                                                                                          2000            2001
                                                                                         -------        --------
Cash Flows from Operating Activities:
        Net loss....................................................................     $(6,924)       $(10,069)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................................         532           1,376
    Provision for doubtful accounts.................................................         203             122
    Compensation charge for issuance of stock options...............................         474             447
    Acquired in-process research and development....................................          --           2,200
    Loss on sale of short-term investments..........................................          --             772
       Changes in assets and liabilities:
            Accounts receivable.....................................................        (753)         (3,776)
            Prepaid expenses and other current assets...............................        (906)            470
            Other assets............................................................         (49)            (31)
            Accounts payable........................................................         340             (75)
            Accrued expenses........................................................           8             241
            Deferred revenue........................................................       1,833           1,083
                                                                                    ----------------------------
              Net cash used in operating activities.................................      (5,242)         (7,240)
                                                                                    ----------------------------
Cash Flows from Investing Activities:
        Purchase of property and equipment, net.....................................      (1,598)         (2,101)
        Maturities of short-term investments........................................          --          17,399
        Cash paid for acquisition of MindLever.com, net of cash acquired............          --          (3,025)
        Increase in restricted cash.................................................          --            (244)
                                                                                    ----------------------------
       Net cash (used in) provided by investing activities..........................      (1,598)         12,029
                                                                                    ----------------------------
Cash Flows from Financing Activities:
        Net proceeds from initial public offering...................................      73,245              --
        Proceeds from sale of common stock..........................................          35             529
        Payments of dividends to preferred shareholders.............................      (6,480)             --
        Net borrowings on line of credit............................................          --           1,808
        Payments on MindLever.com Debt..............................................          --          (1,758)
        Payments on term loan.......................................................        (154)           (153)
        Payments on capital lease obligations.......................................         (15)            (15)
                                                                                     ----------------------------
       Net cash provided by financing activities....................................      66,631             411

                                                                                    ----------------------------
Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents................          --              12
Net increase in cash and cash equivalents...........................................      59,791           5,212
Cash and cash equivalents, beginning of period......................................       7,878          42,015
                                                                                    ----------------------------
Cash and cash equivalents, end of period............................................     $67,669        $ 47,227
                                                                                    ============================
Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for interest....................................     $    37        $     90
                                                                                    ============================
Supplemental Disclosure of Noncash Financing Activities:
        Accretion of discount on Series A and Series B redeemable convertible
         preferred stock............................................................     $   649       $    --
                                                                                    ============================
 Conversion of redeemable convertible preferred stock into common stock in
  connection with initial public offering of common stock...........................     $33,130       $    --
                                                                                    ============================
 Purchase of Business:
  Tangible net assets acquired, at fair value                                            $    --        $ (3,281)
  In-process research and development                                                         --           2,200
  Developed technology and know-how                                                           --           2,100
  Assembled workforce                                                                         --             300
  Goodwill and other intangibles                                                              --           5,873
  Cash Paid                                                                                   --          (2,850)
  Acquisition costs incurred                                                                  --            (512)
   Fair value of stock issued                                                            $    --        $  3,830
                                                                                    ============================

The accompanying notes are an integral part of these consolidated financial statements.

                             CENTRA SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  Centra Software, Inc. ("Centra" or the "Company") was incorporated as a Delaware corporation on April 4, 1995. Centra is a provider of software and services that support eLearning and collaboration.

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

   On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2,850,000 in cash, the issuance of 509,745 shares of common stock valued at approximately $3,830,000 and acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7,192,000. The acquisition was accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition.

  The accompanying consolidated financial statements for the three and six months ended June 30, 2000 and 2001 are unaudited and have been prepared on a basis consistent with the December 31, 2000 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These consolidated statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year or any other period.

(b) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

(c) Revenue Recognition

  Centra derives substantially all of its revenues from the sale of software licenses, post-contract support (maintenance), and other services. Maintenance includes telephone support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Other services include training, basic implementation consulting to meet specific customer needs, hosting and ASP services. Centra executes contracts that govern the terms and conditions of each software license and maintenance arrangement and other service arrangement. These contracts may be elements in a multiple element arrangement. Revenue under multiple element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

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

  Revenues from license fees, not provided under ASP services, are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. Centra's products do not require significant customization. Billings to customers are generally due within 90 days of the invoice date. The Company has offered extended payment terms greater than 90 days but less than 12 months to certain of its customers for which license revenue is recognized upon shipment. These customers are well capitalized and have entered into enterprise wide license arrangements with the company. The Company believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude the fee is fixed or determinable at the time of recognition.

  Revenues related to maintenance, hosting and ASP services are recognized on a straight-line basis over the period that the maintenance, hosting and ASP services are provided and revenues allocable to implementation, consulting and training services are recognized as the services are performed or upon completing project milestones if defined in the agreement.


(d) Cash Equivalents and Short-Term Investments

  Centra considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Centra's cash equivalents consist of money market accounts and highly rated commercial paper, municipal bonds and corporate bonds.

                                               December 31,      June 30,
                                             --------------    ------------
                                                   2000             2001
                                             --------------    ------------
Cash and cash equivalents-
  Cash.......................................       $ 1,059         $ 5,262
  Money market accounts......................         6,095          31,010
  Commercial paper...........................        18,911              --
  Municipal bonds............................        15,450          10,955
  Corporate notes and bonds..................           500              --
                                             --------------    ------------
    Total cash and cash equivalents..........       $42,015         $47,227
                                             ==============    ============


  Centra accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value. At December 31, 2000 and June 30, 2001, Centra's short-term investments consisted of the following:

                                              December 31,          June 30,
                                              -------------      -------------
                                                  2000                2001
                                              -------------      -------------
Short-term Investments-
 Commercial paper............................       $ 9,914          $     --
 Corporate notes and bonds...................         9,244                --
 Municipal bonds (average 289 remaining
   days to maturity).........................         4,014             5,000
                                              -------------      -------------
                                                    $23,172            $5,000
    Total short-term investments............. =============      =============



  In January, 2001, we liquidated, prior to maturity, certain short-term obligations of California based utilities when their ratings dropped to below investment grade which resulted in a realized loss of approximately $772,000.

  (e) Comprehensive Loss

  The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are net loss and foreign currency translation adjustments.

                                                           Six Months
                                                           Ended June 30,
                                                         -----------------
                                                          2000       2001
                                                          ----       ----

   Net loss............................................. $(7,573) $(10,069)
   Foreign currency translation adjustments.............      --         7
                                                         -------  --------
   Comprehensive loss....................................$(7,573) $(10,062)
                                                         =======  ========
(f) Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earning Per Share (SFAS No. 128) for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and redeemable convertible preferred stock issued or granted for nominal consideration prior to the date of Centra's initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. The common shares issued for the series A and series B preferred stock upon conversion, redemption or liquidation were for nominal consideration due to the liquidation payment made to the holders of series A and series B. Accordingly, the 3,824,236 shares issued at the time the series A and series B preferred stock converted to common stock have been included in the calculation of basic and diluted net loss per share from date of issuance for the six months ended June 30, 2000. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed by dividing the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase of 1,012,000 and 1,696,000 and 484,000 and 584,000 for the three and six months ended June 30, 2000 and 2001, respectively, into the net loss attributable to common stockholders, which includes both the accretion of the discount and the liquidation premium on the series A and series B preferred stock for the six months ended June 30, 2000.

     Options to purchase a total of 3,178,000 and 5,002,000 common shares have not been included in the computation of dilutive earnings per share above for the three and six months ended June 30, 2000 and 2001, respectively. Inclusion of these shares would have an antidilutive effect, as Centra has recorded a loss for all periods presented.

  Common stock outstanding as of June 30, 2001 includes 54,438 shares issued but held in escrow in connection with the company's acquisition of MindLever.com in April, 2001. These shares will be released from escrow on April 30, 2002 if and to the extent that they are not used to pay liabilities of the former MindLever stockholders pursuant to the merger agreement.

(h) Segment Information

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). As of June 30, 2001, Centra operates solely in one segment, the development and marketing of software products and related services. Centra's revenues from customers outside of the United States were approximately $155,000 and $2,855,000 and $638,000 and $4,829,000 for the three and six months ended June 30, 2000 and 2001, respectively. No single country outside of the United States represented greater than 10% of total consolidated revenues for the three and six months ended June 30, 2000 and 2001.

(i) Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

   In July 2001, the FASB issued SFAS no. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill, as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company in the first quarter of it's fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

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

(j) MindLever.com Acquisition

   On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content by merging it with and into M-L Acquisition Co. The Company acquired MindLever for $2,850,000 in cash, the issuance of 509,745 shares of common stock in the amount of approximately $3,830,000 and acquisition costs in the approximate amount of $512,000 for a total purchase price of approximately $7,192,000. The acquisition was accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition.

   The following table summarizes the transaction (in thousands):

                                                    AMOUNT
                                                --------------
                                                (IN THOUSANDS)
Acquisition of MindLever:
 Tangible net assets acquired, at fair value          $(3,281)
 In-process research and development                    2,200
 Developed technology and know-how                      2,100
 Assembled workforce                                      300
 Goodwill                                               5,873
                                                     ---------
                                                     $  7,192
                                                     =========

   As part of the purchase price allocation, all intangible assets acquired from MindLever were identified and valued. It was determined that technology assets and assembled workforce had value. As a result of this identification and valuation process, the Company allocated $2,200,000 of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of the projects had not yet reached technical feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of acquisition.

   In making its purchase price allocation, management considered the present value in calculating income, an analysis of project accomplishments and outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting cash flows from such projects are based on management's estimates of costs of sales, operating expenses, and income taxes from such projects.

   As a result of the identification and valuation of intangibles acquired, the Company also allocated $2,100,000 and $300,000 to developed technology and know-how and assembled workforce, respectively. Developed technology represents patented and unpatented technology and know-how related to MindLever's current learning content management solution. Developed technology is being amortized over a period of three years. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Assembled workforce is being amortized over a period of three years.

   The excess of the purchase price over the fair value of the identifiable intangible net assets of approximately $5,873,000 was allocated to goodwill. Unidentifiable intangible assets are being amortized over a period of five years.

   Accumulated amortization of developed technology was $116,667 as of June 30, 2001. Accumulated amortization of assembled workforce was $16,667 as of June 30, 2001. Accumulated amortization of goodwill was $195,720 as of June 30, 2001.

   Unaudited pro forma operating results for the Company, assuming the acquisition of MindLever occurred at the beginning of each of the following periods are as follows:

                                        THREE MONTHS            SIX MONTHS
                                        ENDED JUNE 30,         ENDED JUNE 30,
                                       ---------------        ---------------
                                        2000     2001          2000     2001
                                       ------   ------        ------   ------
                                       (IN THOUSANDS)          (IN THOUSANDS)

Net sales                               $5,319  $9,845        $ 9,329   $19,223
Net loss                                (5,069) (4,601)       (10,283)  (11,198)
Net loss per share-basic and diluted    $ (.21) $ (.19)       $  (.50)  $  (.46)

   For purposes of these pro forma operating results, the in-process research and development was assumed to have been written off prior to the pro forma periods, so that the operating results presented only include recurring costs.

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

 . Centra Knowledge Products(TM), an enterprise web application for managing the process of developing, managing, delivering and tracking personalized views of self paced content.

   On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content by merging it with and into M-L Acquisition Co. The Company acquired MindLever for $2,850,000 in cash and 509,745 shares of common stock valued at approximately $3,830,000, plus acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7,192,000. The acquisition was accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition.

  Through June 30, 2001, our revenues were derived from licenses of our software products, from related maintenance, and from the delivery of implementation consulting, training, hosting and ASP services. We price licenses of our enterprise application software on a rental or purchase basis under a variety of licensing models, including perpetual named-user licenses, perpetual concurrent-user licenses, time-limited licenses and revenue-sharing. Customers who license our enterprise application software typically purchase renewable maintenance contracts that provide telephone support, bug fixes and rights to upgrades and enhancements on a when and if basis over a stated term, usually a twelve-month period. Maintenance is priced as a percentage of our license fees. We also offer implementation consulting, training and education services to our customers primarily on a time-and-materials basis. In August 1999, we began providing hosting services for customers on a temporary basis under hosting agreements, with terms ranging from six to twelve months, to outsource the administration and infrastructure necessary to operate our enterprise application software. The hosting fees include a set-up fee and monthly service fees, in addition to license fees for the software. We also offer CentraNow both as a free service with limited functionality and as a priced ASP service offering with expanded functionality.

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

  Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Our products do not require significant customization. Billings to customers are generally due within 90 days of the invoice date. The Company has offered extended payment terms greater than 90 days but less than 12 months to certain of its customers for which license revenue is recognized upon shipment. These customers are well capitalized and have entered into enterprise wide license arrangements with the company. The Company believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude the fee is fixed or determinable at the time of recognition.

  Revenues related to maintenance, hosting and ASP services are recognized on a straight-line basis over the period that the maintenance, hosting and ASP services are provided. Revenues allocable to implementation, consulting and training services are recognized as the services are performed or upon completing project milestones if defined in the agreement.

  We record as deferred revenues any billed amounts due from customers in excess of revenues recognized.

  We sell our products and services primarily through a direct sales force and through relationships with distributors, resellers and other strategic partners. We have established European sales and service operations based in the United Kingdom and have master distributors in Japan and Korea, in addition we have value added resellers throughout Europe, the Middle East, Pacific Rim, India, Brazil and South Africa. Revenues from international sales were 8%, 29%, 10% and 26% of total revenues or $155,000, $638,000, $2,855,000 and $4,829,000 for the
three and six month periods ended June 30, 2000 and 2001, respectively. During 1999 and 2000, we invested in the infrastructure necessary to expand our global operations, including the formation and staffing of our European subsidiaries. We expect to continue to invest in our international operations as we expand our international direct and indirect channels and enhance our marketing efforts to increase worldwide market share. We anticipate that revenues derived from outside the United States will increase both in terms of percentage of revenues and absolute dollars.

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

  Our operating expenses are classified into six general categories: sales and marketing, product development, general and administrative, compensation charge for issuance of stock options, amortization of goodwill and other intangible assets and acquired in-process research and development.

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

  . Amortization of goodwill and other intangible assets represents the amortization, over five and three year periods of, the excess of the purchase price over the fair value of the identifiable intangible net assets acquired and the valuation of the developed technology and know-how and assembled workforce.

  . Acquired in-process research and development represents the estimated fair value based on risk-adjusted cash flows, related to incomplete research and development projects. These costs were expensed as of the date of acquisition.

  In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

  Our previously outstanding Series A and Series B preferred stock had participation rights that allowed holders to receive a premium equal to 150% of their original investment upon the redemption, liquidation or automatic conversion of the preferred stock into common stock. For financial reporting purposes, we discounted the value of Series A and Series B preferred stock by the value of these participating rights. We had been increasing the carrying value of the Series A and Series B preferred stock for the liquidation premium and participation discount through charges to stockholders' deficit over the redemption period. This increase was also reflected in the accretion of discount on preferred stock in our statement of operations. Upon the automatic conversion of the series A and series B preferred stock into common stock in February 2000, $649,000 in unamortized liquidation premium and participation discount on the Series A and Series B preferred stock was accreted.

  We have experienced substantial losses in each fiscal period since our inception. As of June 30, 2001, we had an accumulated deficit of $51.1 million. These losses and our accumulated deficit have resulted from the significant costs incurred in the development of our products and services and in the preliminary establishment of our infrastructure which have been only partially offset by our revenues to date. We expect to increase our expenditures in all areas in order to execute our business plan, and to expand further internationally, particularly in sales and marketing. The planned increase in sales and marketing expense will result principally from the hiring of additional sales force personnel, establishing sales operations in the Pacific Rim and from marketing programs to continue to increase brand awareness. Accordingly, we expect to experience additional losses in 2001.

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

                                                                           Three Months Ended           Six Months Ended
                                                                       ----------------------------------------------------
                                                                         June 30,       June 30,      June 30,      June 30,
                                                                           2000           2001          2000          2001
                                                                       ----------      ---------     --------      --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
 Revenues:
    License                                                                    81%           77%           82%           78%
    Services                                                                   19            23            18            22
                                                                       ----------      ---------     --------      --------
           Total revenues                                                     100           100           100           100

 Cost of revenues:
    License                                                                     1             1             1             2
    Services                                                                   14            17            15            17
                                                                       ----------      ---------     --------      --------
           Total cost of revenues                                              15            18            16            19
                                                                       ----------      ---------     --------      --------
 Gross margin                                                                  85            82            84            81

 Operating expenses:
     Sales and marketing                                                      101            69           105            69
     Research and development                                                  47            35            47            32
     General and administrative                                                23            20            24            20
     Compensation charge for issuance of stock options                          5             2             6             2
     Amortization of goodwill and other intangible assets                       -             3             -             2
     Acquired in-process research and development                               -            23             -            12
                                                                       ----------      ---------     --------      --------
            Total operating expenses                                          176           152           182           137
                                                                       ----------      ---------     --------      --------

Operating loss                                                                (91)          (70)          (98)          (56)
 Other income, net                                                             22             6            19             3
                                                                       ----------      ---------     --------      --------
 Net loss                                                                     (69)  %       (64)  %       (79)  %       (53)  %
                                                                       ==========      =========     ========      ========


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 2001

Revenues. Total revenues increased by $4.8 million, or 96%, to $9.8 million for the three months ended June 30, 2001, from approximately $5.0 million for the three months ended June 30, 2000. The increase was attributable to the significant growth in our customer base resulting in substantial growth in license and service revenues.

     License revenues increased by $3.4 million, or 83%, to $7.5 million for the three months ended June 30, 2001, from $4.1 million for the three months ended June 30, 2000. The increase was attributable to an increase in the number of customer license sales.

     Service revenues increased by $1.3 million, or 130%, to $2.3 million for the three months ended June 30, 2001, from $1.0 million for the three months ended June 30, 2000. The increase was primarily related to an increase in maintenance support contracts to new and existing customers and to a lesser extent an increase in professional, ASP and hosting services.

Cost of license revenues. Cost of license revenues increased by $106,000, or 342%, to $137,000 for the three months ended June 30, 2001, from $31,000 for the three months ended June 30, 2000. The increase was attributable to an increase in royalty obligations to third parties. We anticipate that cost of license revenues will increase in the future both in terms of absolute dollars as licensing revenues from our products increase and as a percent of license revenues due to the licensing of additional technologies from third parties.

Cost of service revenues. Cost of service revenues increased by $920,000, or 124%, to $1.7 million for the three months ended June 30, 2001, from $741,000 for the three months ended June 30, 2000. The increase was due primarily to an increase in ASP Service costs as well as an increase in the number of technical support, consulting and education personnel providing services to our customers in the US and Europe. We anticipate that the cost of service revenues will continue to increase in absolute dollars to the extent that we continue to generate new customers and associated license and service revenues. Cost of service revenues as a percentage of service revenues can be expected to vary significantly from period to period depending on the mix of services that we provide and overall utilization rates of our service personnel.

Sales and marketing expenses. Sales and marketing expenses increased by $1.6 million, or 31%, to $6.7 million for the three months ended June 30, 2001, from $5.1 million for the three months ended June 30, 2000. The increase was primarily attributable to an increase in the number of direct sales and marketing employees. To a lesser extent, the increase was related to an increase in marketing programs, including advertising, trade shows, and promotional expenses. The decrease in sales and marketing expenses as a percentage of total revenues was due to our revenues increasing at a greater rate than our sales and marketing expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars to support marketing programs for new product launches, continued international expansion and increased sales efforts.

Product development expenses. Product development expenses increased by $1.1 million, or 48%, to $3.4 million for the three months ended June 30, 2001, from $2.3 million for the three months ended June 30, 2000. The increase primarily resulted from salaries associated with newly hired product development personnel. The decrease in product development expenses as a percentage of total revenues was due to our revenues increasing at a greater rate than our product development expenses. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses will continue to increase in absolute dollars as additional product development personnel are added and additional investments are made into third party source code.

General and administrative expenses. General and administrative expenses increased by $772,000, or 70%, to $1.9 million for the three months ended June 30, 2001, from $1.1 million for the three months ended June 30, 2000. The increase resulted primarily from costs associated with increased headcount and related operational costs required to manage our growth. The decrease in general and administrative expenses as a percentage of total revenues was due to our revenues increasing at a greater rate than our general and administrative expenses. We expect that general and administrative expenses will continue to increase in absolute dollars, as we continue to add administrative personnel to support our expanding operations and incur additional costs related to the growth of our business.

Compensation charge for issuance of stock options. We incurred a charge of $240,000 and $223,000 for the three months ended June 30, 2000 and 2001, respectively, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options vest over periods up to five years, which will result in additional compensation expense of approximately $1.8 million through September, 2003.

Amortization of goodwill and other intangible assets. In conjunction with our acquisition of MindLever, we allocated approximately $5.9 million to goodwill, $2.1 million to developed technology and know-how and $300,000 to assembled workforce. Amortization of goodwill and other intangible assets represents the amortization, over five and three year periods of, the excess of the purchase price over the fair value of the identifiable intangible net assets acquired and the valuation of developed technology and know-how and assembled workforce. Amortization of goodwill was $195,720 for the three months ended June 30, 2001. Amortization of developed technology was $116,667 for the three months ended June 30, 2001. Amortization of assembled workforce was $16,667 for the three months ended June 30, 2001.

Acquired in-process research and development. In conjunction with our acquisition of MindLever, we allocated $2,200,000 of the purchase price to in-process research and development projects. At the date of acquisition, the development of the projects had not yet reached technical feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of acquisition.

Other income, net. Other income, net of other expense, decreased by $526,000 to $565,000 for the three months ended June 30, 2001, from $1,091,000 for the three months ended June 30, 2000. The decrease primarily resulted from a lower average cash balance and lower average interest rates on cash invested and short-term investments for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

Net loss. Net loss increased by $2.8 million, or 80%, to $6.3 million for the three months ended June 30, 2001, from $3.5 million for the three months ended June 30, 2000. The increase was primarily due to increased operating expenses, which were partially offset by increased revenues.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 2001

Revenues. Total revenues increased by $10.0 million, or 114%, to $18.8 million for the six months ended June 30, 2001, from $8.8 million for the six months ended June 30, 2000. The increase was attributable to the significant growth in our customer base resulting in substantial growth in license and service revenues.

License revenues increased by $7.5 million, or 104%, to $14.7 million for the six months ended June 30, 2001, from $7.2 million for the six months ended June 30, 2000. The increase was attributable to an increase in the number and average transaction value of customer license sales.

Service revenues increased by $2.5 million, or 156%, to $4.1 million for the six months ended June 30, 2001, from $1.6 million for the six months ended June 30, 2000. The increase was primarily related to an increase in maintenance support contracts to new and existing customers and to a lesser extent an increase in revenues from professional, ASP and hosting services.

Cost of license revenues. Cost of license revenues increased by $221,000, or 356%, to $283,000 for the six months ended June 30, 2001, from $62,000 for the six months ended June 30, 2000. The increase was attributable to an increase in royalty obligations to third parties.

Cost of service revenues. Cost of service revenues increased by $1.8 million, or 129%, to $3.2 million for the six months ended June 30, 2001, from $1.4 million for the six months ended June 30, 2000. The increase was due primarily to an increase in the number of technical support, consulting and education personnel providing services to our customers in the US and Europe as well as an increase in ASP Service costs.

Sales and marketing expenses. Sales and marketing expenses increased by $3.8 million, or 41%, to $13.0 million for the six months ended June 30, 2001, from $9.2 million for the six months ended June 30, 2000. The increase was primarily attributable to an increase in marketing programs, including advertising, trade shows, and promotional expenses. To a lesser extent, the increase was related to an increase in the number of direct sales and marketing employees. The decrease in sales and marketing expenses as a percentage of total revenues was due to our revenues increasing at a greater rate than our sales and marketing expenses.

Product development expenses. Product development expenses increased by $2.0 million, or 49%, to $6.1 million for the six months ended June 30, 2001, from $4.1 million for the six months ended June 30, 2000. The increase primarily resulted from salaries associated with newly hired product development personnel. The decrease in product development expenses as a percentage of total revenues was due to our revenues increasing at a greater rate than our product development expenses.

General and administrative expenses. General and administrative expenses increased by $1.7 million, or 81%, to $3.8 million for the six months ended June 30, 2001, from $2.1 million for the six months ended June 30, 2000. The increase resulted primarily from costs associated with increased headcount and related operational costs required to manage our growth. The decrease in general and administrative expenses as a percentage of total revenues was due to our revenues increasing at a greater rate than our general and administrative expenses.

Compensation charge for issuance of stock options. We incurred a charge of $474,000 and $447,000 for the six months ended June 30, 2000 and 2001, respectively, related to the issuance of stock options to employees and non-employees during 1999 and 2000.

Amortization of goodwill and other intangible assets. In conjunction with our acquisition of MindLever, we allocated approximately $5.9 million to goodwill, $2.1 million to developed technology and know-how and $300,000 to assembled workforce. Amortization of goodwill and other intangible assets represents the amortization, over five and three year periods of, the excess of the purchase price over the fair value of the identifiable intangible net assets acquired and the valuation of the developed technology and know-how and assembled workforce. Amortization of goodwill was $195,720 for the six months ended June 30, 2001. Amortization of developed technology was $116,667 for the six months ended June 30, 2001. Amortization of assembled workforce was $16,667 for the six months ended June 30, 2001.

Acquired in-process research and development. In conjunction with our acquisition of MindLever, the Company allocated $2,200,000 of the purchase price to in-process research and development projects. At the date of acquisition, the development of the projects had not yet reached technical feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of acquisition.

Other income, net. Other income, net of other expense, decreased by $397,000 to $1.3 million for the six months ended June 30, 2001, from $1.7 million for the six months ended June 30, 2000. The decrease primarily resulted from a lower average cash balance and a lower average interest rate on cash invested and short-term investments for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 due to the expenditure of a portion of the proceeds from our initial public offering in February 2000.

Loss on sale of short-term investments. In January, 2001, we liquidated, prior to maturity, certain short-term obligations of California based utilities when their ratings dropped to below investment grade which resulted in a realized loss of approximately $772,000.

Net loss. Net loss increased by $2.5 million, or 33%, to $10.1 million for the six months ended June 30, 2001, from $7.6 million for the six months ended June 30, 2000. The increase was due to increased operating expenses, partially offset by increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 2001, we had cash and cash equivalents of $47.2 million and short-term investments of $5.0 million, an increase of $5.2 million of cash and cash equivalents from $42.0 million at December 31, 2000 and a decrease of $18.2 million of short-term investments compared with short-term investments of $23.2 million as of December 31, 2000. The net decrease of $13.0 million in the combined cash and cash equivalents and short-term investments resulted primarily from cash used to fund operations and for the acquisition of MindLever. Our working capital as of June 30, 2001 was $46.3 million, compared to $59.9 million as of December 31, 2000.

  Net cash used in operating activities was $7.2 million for the six months ended June 30, 2001, primarily the result of operating losses, reduced by non cash expenses, including a loss on the sale of certain short-term obligations of California based utilities, amortization of goodwill and other intangibles and expensing of acquired in-process research and development. Also contributing to the net cash used in operating activities was an increase in accounts receivable, partially offset by increases in deferred revenue and accrued expenses and a decrease in prepaid expenses. Operating activities for the six months ended June 30, 2000 resulted in net cash outflows of $5.2 million, primarily the result of operating losses, reduced by non cash expenses, as well as an increase in prepaid expenses and accounts receivable, partially offset by an increase in deferred revenue and accounts payable.

  Net cash provided by investing activities was $12.0 million for the six months ended June 30, 2001, resulting from the conversion or maturity of short-term investments reduced by cash used in the acquisition of MindLever and for purchases of property and equipment to support expanding operations. Net cash used in investing activities was $1.6 million for the six months ended June 30, 2000 due to purchases of property and equipment.

  Net cash provided by financing activities was $411,000 for the six months ended June 30, 2001, resulting from drawings made under our equipment line of credit for $1.8 million and the receipt of proceeds from the employee stock purchase plan and the exercise of stock options partially offset by payments on MindLever debt assumed, and payments made under a term loan and capital leases. Net cash provided by financing activities was $66.6 million for the six months ended June 30, 2000. The primary source of cash from financing activities for the six months ended June 30, 2000 was the net proceeds of $73.2 million received from our initial public offering, net of offering costs and payments to preferred shareholders.

  On May 4, 2001, we amended our equipment line of credit agreement to allow for $2.5 million in additional borrowings (for a total allowed of $4.5 million), of which $3.8 million was outstanding at June 30, 2001. Interest on the borrowings is payable at the prime rate (6.75% at June 30, 2001) plus .5%. Amounts outstanding shall be payable in 36 equal monthly installments beginning on September 22, 2001. Additionally, at June 30, 2001, we had outstanding borrowings under previous equipment lines of credit of $203,000, bearing interest at the rate of 9.5% per annum. All borrowings are secured by substantially all of our assets. This amended line of credit requires us to maintain a minimum balance of cash, cash equivalents and short term investments of $30 million.

  Capital expenditures totaled $1.6 million and $2.0 million for the six month periods ended June 30, 2000 and 2001, respectively. Our capital expenditures consisted of operating assets to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to continue for the foreseeable future as we increase our number of employees, increase the size of our operating facilities, and improve and expand our information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

   On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content by merging it with and into M-L Acquisition Co. The Company acquired MindLever for $2,850,000 in cash, the issuance of 509,745 shares of common stock in the amount of approximately $3,830,000 and acquisition costs in the approximate amount of $512,000 for a total purchase price of approximately $7,192,000. The acquisition was accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition.

  Days sales outstanding for the three months ended June 30, 2001 were 74 days, in increase of 10 days from the prior quarter. This increase reflects orders during the quarter ended June 30, 2001, received later during the quarter than in the prior quarter and the effect of offering extended payment terms greater than 90 days but less than 12 months to a customer during the quarter for which license revenue was recognized upon shipment. This customer is well capitalized and has entered into an enterprise wide license arrangement with the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

   In July 2001, the FASB issued SFAS no. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

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

FACTORS THAT COULD EFFECT FUTURE RESULTS

  As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain "forward-looking statements" regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: further market acceptance of the CentraNow ASP network service and Centra eMeeting product, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, failure to manage rapid growth, failure to enhance our existing products and services and to develop and introduce new products and services and other risk factors contained in the section titled "Factors That Could Affect Future Growth" beginning on page 20 of our annual report on Form 10-K for the period ended December 31, 2000. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline.

  On April 30, 2001, we acquired MindLever. There can be no assurance that the integration of all of the acquired technologies will be successful or will not result in unforeseen difficulties that may absorb significant management attention.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since a significant portion of our international sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments and our long-term debt and available line of credit require interest payments calculated at fixed and variable rates. Based on the nature and current levels of our investments and debt, however, we have concluded that there is no material market risk exposure.

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


PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) In the six months ended June 30, 2001, we granted options to purchase 1,487,400 shares of our common stock and we issued 158,261 shares of our common stock upon the exercise of employee stock options.

          On April 30, 2001, we issued 509,745 shares of common stock to the former stockholders of MindLever. This issuance was exempt from registration under the Securities Act by means of one or more exemptions thereunder, including the exemption available under Section 3(a)(1) thereunder.

     (d)  Use of Proceeds from Sales of Registered Securities

          On February 8, 2000 we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The 5,000,000 shares offered under our Registration Statement were sold at a price of $14.00 per share. FleetBoston Robertson Stephens Inc., Chase Securities Inc., and Dain Rauscher Wessels, the managing underwriters of the offering, also exercised an over-allotment option on March 2, 2000 for 750,000 shares. The over-allotment shares were sold at a price of $14.00 per share. The aggregate proceeds from the offering were $80.5 million. Our total expenses in connection with the offering were approximately $7.3 million, of which approximately $5.6 million was for underwriting discounts and commissions to underwriters and $1.7 was for other expenses paid to persons other than directors or officers of our company or persons owning more than 10 percent of any class of equity securities of Centra Software, Inc. Our net proceeds from the offering were approximately $73.3 million. From the effective date through June 30, 2001, we used approximately $6.5 million for payments of dividends to preferred shareholders, $8.9 million to fund operations, $5.9 million for capital expenditures, $1.8 million for payment of MindLever debt, $3.0 million for the MindLever acquisition and $500,000 to pay amounts outstanding under our loans. As of June 30, 2001, we had approximately $46.7 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in highly liquid money market accounts and government backed securities.

Item 4. Submission of Matters to a Vote of Security Holders

          We held our annual meeting of stockholders on May 4, 2001. Two substantive matters were submitted to a vote of the security holders: (1) the election of one Class I Director to serve until the 2003 annual meeting and one Class II Director to serve until the 2004 annual meeting and (2) a proposal to amend our 1999 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the plan by 1,600,000 to 5,100,000 shares.

          As of March 23, 2001, the record date for the meeting, there were outstanding 24,315,050 shares of common stock entitled to vote at the meeting. At the meeting, 20,701,350 shares were represented in person or by proxy. At the meeting, the vote with respect to each substantive matter proposed to the stockholders was as follows:

     Election of Directors:
                                           VOTES FOR:       AUTHORITY WITHHELD:

     Class I: Richard D'Amore              20,564,743            136,607

     Class II: David Barrett               20,564,743            136,607

     Amendment of 1999 Stock Incentive Plan:

     VOTES FOR:                  VOTES AGAINST:        ABSTENTIONS:

     13,624,557                  None                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Exhibit Description

           2.1 Agreement and Plan of Merger dated April 11, 2001, by and among Centra Software, Inc., MindLever.com, Inc., M-L Acquisition Co., and the Principal Shareholders, as defined therein (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed as of May 14, 2001 and incorporated herein by reference).

           3.1 Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company's Registration Statement, on From S-1, File No. 333-89817 and incorporated herein by reference.)

           3.2 Amended and Restated By-Laws (filed as exhibit 3.4 to the Company's Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference.)

          10.1 Fourth loan modification agreement dated May 4, 2001 between Centra Software, Inc. and Silicon Valley Bank

  (b)  Reports on Form 8-K

           (1) On May 14, 2001 the Registrant filed a Current Report on Form 8-K relating to the acquisition of MindLever.com, Inc. (Item 2 of Form 8-K).

           (2) On July 11, 2001 the Registrant filed a Current Report on Form 8-K/A relating to the consolidated Financial statements of MindLever.com as of and for the three months ended March 31, 2000 and 2001 and the unaudited pro forma combined condensed financial statements of Centra Software, Inc. as of March 31, 2000 and 2001 (Item 7 of Form 8-K)

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 14, 2001.

                  Centra Software, Inc.



                  By: Stephen A. Johnson
                      -----------------------------
                      Stephen A.Johnson
                      Chief Financial Officer,
                      Treasurer, and Secretary (duly
                      authorized officer and principal
                      financial and accounting officer)

                                 EXHIBIT INDEX

(a)  Exhibits

      Exhibit  Description

          2.1 Agreement and Plan of Merger dated April 11, 2001, by and among Centra Software, Inc., MindLever.com, Inc., M-L Acquisition Co., and the Principal Shareholders, as defined therein (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed as of May 14, 2001 and incorporated herein by reference).

          3.1  Amended and Restated Certificate of Incorporation (filed as
               Exhibit 3.2 to the Company's Registration Statement, on Form S-1, file No. 333-89817 and incorporated herein by reference.)

          3.2 Amended and Restated by-laws (filed as Exhibit 3.4 to the Company's Registration Statement, on Form S-1, file No. 333-89817 and incorporated herein by reference.)

         10.1 Fourth loan modification agreement dated May 4, 2001 between Centra Software, Inc. and Silicon Valley Bank