Form 10-Q
period 2001-09-30
CENTRA SOFTWARE INC
filed 2001-11-14
CIK 1096658

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                      OR

  | | TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
      ___________


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


                               Yes  |X|   No |_|



The number of shares outstanding of the Registrant's common stock as of November 9, 2001 was 25,272,289.

TABLE OF CONTENTS



                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2000 and
     September 30, 2001 (unaudited)....................................  3

     Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 2001 (unaudited)..............  4

     Consolidated Statements of Cash Flows for the nine
     months ended September 30, 2000 and 2001 (unaudited)..............  5

     Notes to Consolidated Financial Statements (unaudited)............. 6


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .........................................  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....  20


                          PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds....................... 20

Item 6. Exhibits and Reports on Form 8-K...............................  21

Signatures.............................................................  22

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

                             CENTRA SOFTWARE, INC.
                          Consolidated Balance Sheets
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         DECEMBER 31,            SEPTEMBER 30,
                                                                                            2000                     2001
                                                                                          --------                 --------
                                   ASSETS
Current Assets:
  Cash and cash equivalents....................................................           $ 42,015                 $ 36,632
  Short-term investments.......................................................             23,172                   10,500
  Restricted cash..............................................................                100                      100
  Accounts receivable, net of reserves of approximately $577 and $576 at
   December 31, 2000 and September 30, 2001, respectively......................              4,170                    9,891
  Prepaid expenses and other current assets....................................              1,766                    1,500
                                                                                          --------                 --------
      Total current assets.....................................................             71,223                   58,623
                                                                                          --------                 --------
Property and Equipment, at cost:
  Computers and equipment......................................................              5,103                    7,383
  Furniture and fixtures.......................................................                657                      945
  Leasehold improvements.......................................................                229                      527
                                                                                          --------                 --------
                                                                                             5,989                    8,855
  Less: Accumulated depreciation and amortization..............................              2,610                    4,272
                                                                                          --------                 --------
                                                                                             3,379                    4,583
                                                                                          --------                 --------
  Goodwill and other intangible assets, net....................................                 --                    7,449
  Restricted Cash..............................................................                400                      547
  Other Assets.................................................................                 62                       92
                                                                                          --------                 --------
                                                                                          $ 75,064                 $ 71,294
                                                                                          ========                 ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of term loan..............................................           $    482                 $  1,626
  Accounts payable.............................................................              1,184                    1,348
  Accrued expenses.............................................................              4,612                    6,050
  Deferred revenue.............................................................              5,018                    6,227
                                                                                          --------                 --------
      Total current liabilities................................................             11,296                   15,251
                                                                                          --------                 --------
Term loan, net of current maturities...........................................              1,894                    3,012
                                                                                          --------                 --------
Stockholders' equity:
  Preferred stock, $0.001 par value-
  Authorized-10,000,000 shares as of December 31, 2000 and September 30, 2001,
  Issued and outstanding-No shares at December 31, 2000 and September 30, 2001                 --                        --
  Common stock, $0.001 par value-
  Authorized-100,000,000 shares as of December 31, 2000 and September 30, 2001
  Issued-24,977,656 shares and 25,710,283 shares at December 31, 2000 and
   September 30, 2001, respectively............................................                 25                       26
  Additional paid-in capital...................................................            105,192                  109,741
  Accumulated deficit..........................................................            (41,043)                 (55,111)
  Deferred compensation........................................................             (2,260)                  (1,548)
  Cumulative foreign currency translation adjustment...........................                 --                      (37)
  Treasury stock (661,606 shares of common stock at December 31, 2000 and
   September 30, 2001).........................................................                (40)                     (40)
                                                                                          --------                 --------
      Total stockholders' equity...............................................             61,874                   53,031
                                                                                          --------                 --------
                                                                                          $ 75,064                 $ 71,294
                                                                                          ========                 ========

The accompanying notes are an integral part of these consolidated financial statements.

                             CENTRA SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------      ---------------------------------
                                                                  2000               2001               2000               2001
                                                                -------            -------            --------           --------
Revenues:
  License................................................       $ 5,187            $ 6,467            $ 12,391           $ 21,187
  Services...............................................         1,148              2,769               2,752              6,881
                                                                -------            -------            --------           --------
      Total revenues.....................................         6,335              9,236              15,143             28,068
                                                                -------            -------            --------           --------
Cost of Revenues:
  License................................................           154                100                 216                383
  Services(1)............................................           829              1,719               2,219              4,946
                                                                -------            -------            --------           --------
      Total cost of revenues.............................           983              1,819               2,435              5,329
                                                                -------            -------            --------           --------
      Gross profit.......................................         5,352              7,417              12,708             22,739
                                                                -------            -------            --------           --------
Operating Expenses:
  Sales and marketing(1).................................         6,243              5,873              15,487             18,910
  Product development(1).................................         2,229              3,418               6,373              9,481
  General and administrative(1)..........................         1,216              1,831               3,313              5,664
  Compensation charge for issuance of stock options (1)..           228                223                 702                670
  Amortization of goodwill and other intangible assets...            --                494                  --                823
  Acquired in-process research and development...........            --                 --                  --              2,200
                                                                -------            -------            --------           --------
      Total operating expenses...........................         9,916             11,839              25,875             37,748
                                                                -------            -------            --------           --------
  Operating loss.........................................        (4,564)            (4,422)            (13,167)           (15,009)
Other income.............................................         1,079                529               2,798              1,976
Other expense, net.......................................           (14)              (106)                (54)              (263)
Loss on sale of short-term investments...................            --                 --                  --               (772)
                                                                -------            -------            --------           --------
  Net loss...............................................        (3,499)            (3,999)            (10,423)           (14,068)
Accretion of discount on preferred stock.................            --                 --                 649                 --
                                                                -------            -------            --------           --------
Net loss attributable to common stockholders.............       $(3,499)           $(3,999)           $(11,072)          $(14,068)
                                                                =======            =======            ========           ========
Basic and diluted net loss per share.....................         $(.15)             $(.16)              $(.52)             $(.58)
                                                                =======            =======            ========           ========
Pro forma basic and diluted net loss per share...........                                                $(.49)
                                                                                                      ========
Weighted average shares outstanding:
  Basic and diluted......................................        23,271             24,673              21,265             24,321
                                                                =======            =======            ========           ========
  Pro forma basic and diluted............................                                               22,368
                                                                                                      ========

___________
(1) The following summarizes the departmental allocation of the compensation charge for issuance of stock options:

                                                                 Three Months           Nine Months
                                                                 Ended Sept 30,        Ended Sept 30,
                                                                 --------------        --------------
                                                                  2000      2001        2000     2001
                                                                  -----    -----       -----    -----
  Cost of services revenues.................................      $   7    $   6         $  18    $ 18
     Sales and marketing....................................        102       98           303     294
  Product development.......................................         41       41           120     123
  General and administrative................................         78       78           261     235
                                                                  -----    -----         -----    ----
   Total compensation charge for issuance of stock options        $ 228    $ 223         $ 702    $670
                                                                  =====    =====         =====    ====

The accompanying notes are an integral part of these consolidated financial statements.

                             CENTRA SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        ---------------------------------
                                                                                              2000              2001
                                                                                            --------          --------
Cash Flows from Operating Activities:
 Net loss...........................................................................        $(10,423)         $(14,068)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................................             895             2,483
    Provision for doubtful accounts.................................................             280               163
    Compensation charge for issuance of stock options...............................             702               670
    Acquired in-process research and development....................................              --             2,200
    Loss on sale of short-term investments..........................................              --               772
       Changes in assets and liabilities:
            Restricted cash.........................................................            (100)               --
            Accounts receivable.....................................................          (1,373)           (5,664)
            Prepaid expenses and other current assets...............................          (1,728)              262
            Accounts payable........................................................             565              (372)
            Accrued expenses........................................................           1,507               (62)
            Deferred revenue........................................................           2,227               990
                                                                                            --------          --------
              Net cash used in operating activities.................................          (7,448)          (12,626)
                                                                                            --------          --------
Cash Flows from Investing Activities:
    Purchase of property and equipment, net.........................................          (2,283)           (2,751)
    Maturities of short-term investments............................................              --            11,899
    Cash paid for acquisition of MindLever.com, net of cash  acquired...............              --            (3,025)
    Increase in restricted cash.....................................................            (400)             (147)
    Other assets....................................................................             638               (26)
                                                                                            --------          --------
              Net cash (used in) provided by investing activities...................          (2,045)            5,950
                                                                                            --------          --------
Cash Flows from Financing Activities:
        Net proceeds from initial public offering...................................          73,232                --
        Proceeds from sale of common stock..........................................              57               762
        Payments of dividends to preferred shareholders.............................          (6,480)               --
        Net borrowings on line of credit............................................              --             2,500
        Payments on MindLever.com debt..............................................              --            (1,758)
        Payments on term loan.......................................................            (231)             (231)
        Payments on capital lease obligations.......................................             (23)              (16)
                                                                                            --------          --------
              Net cash provided by financing activities.............................          66,555             1,258
                                                                                            --------          --------
Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents................              --                35
                                                                                            --------          --------
Net increase (decrease) in cash and cash equivalents................................          57,062            (5,383)
Cash and cash equivalents, beginning of period......................................           7,878            42,015
                                                                                            --------          --------
Cash and cash equivalents, end of period............................................        $ 64,940          $ 36,632
                                                                                            ========          ========
Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for interest....................................        $     37          $    158
                                                                                            ========          ========
Supplemental Disclosure of Noncash Financing Activities:
        Accretion of discount on Series A and Series B redeemable convertible
         preferred stock............................................................        $    649          $     --
                                                                                            ========          ========
 Conversion of redeemable convertible preferred stock into common stock in
  connection with initial public offering of common stock...........................        $ 33,130          $     --
                                                                                            ========          ========
 Purchase of Business:
  Tangible net assets acquired, at fair value.......................................        $     --          $ (3,281)
  In-process research and development...............................................              --             2,200
  Developed technology and know-how.................................................              --             2,100
  Assembled workforce...............................................................              --               300
  Goodwill..........................................................................              --             5,873
  Cash Paid.........................................................................              --            (2,850)
  Acquisition costs incurred                                                                      --              (512)
                                                                                            --------          --------
   Fair value of stock issued.......................................................        $     --          $  3,830
                                                                                            ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                             CENTRA SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  Centra Software, Inc. ("Centra" or the "Company") was incorporated as a Delaware corporation on April 4, 1995. Centra is a provider of web-based software infrastructure and services that support eLearning and real-time business collaboration.

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

(a) Basis of Presentation

  The consolidated financial statements include the accounts of Centra and its wholly-owned subsidiaries, Centra Software Europe Limited, which was incorporated in the United Kingdom, Centra Software Southern Europe SAS, which was incorporated in France on March 16, 2001, Centra Software Nordic ApS, which was incorporated in Denmark on October 2, 2001 and Centra Software Securities Corporation, a Massachusetts securities corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

  The accompanying consolidated financial statements for the three and nine months ended September 30, 2000 and 2001 are unaudited and have been prepared on a basis consistent with the December 31, 2000 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These consolidated statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year or any other period.

(b) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

(c) Revenue Recognition

  Centra derives substantially all of its revenues from the sale of software licenses, post-contract support (maintenance), and other services. Maintenance includes telephone support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Other services include training, basic implementation consulting to meet specific customer needs, hosting and ASP services. Centra executes contracts that govern the terms and conditions of each software license, maintenance arrangement and other services arrangements.
These contracts may be elements in a multiple element arrangement. Revenue under multiple element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

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

  Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. Centra's products do not require significant customization. Billings to customers are generally due within 90 days of the invoice date. The Company has offered extended payment terms greater than 90 days but less than 12 months to certain of its customers for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into enterprise wide license arrangements with the Company. The Company believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude the fee is fixed or determinable at the time of license revenue recognition.

  Revenues related to maintenance and hosting are recognized on a straight-line basis over the period that the maintenance and hosting are provided. Revenues related to ASP services are recognized on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues allocable to implementation, consulting and training services are recognized as the services are performed, or upon completing project milestones if defined in the agreement.

(d) Cash Equivalents and Short-Term Investments

  Centra considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Centra's cash equivalents consist of money market accounts and highly rated commercial paper, municipal bonds and corporate bonds and consist of the following at December 31, 2000 and September 30, 2001.

                                                    DECEMBER 31,           SEPTEMBER 30,
                                                        2000                    2001
                                                      -------                 -------
Cash and cash equivalents-
  Cash.............................................    $ 1,059                $ 2,479
  Money market accounts............................      6,095                 20,171
  Commercial paper.................................     18,911                     --
  Municipal bonds..................................     15,450                 13,982
  Corporate notes and bonds........................        500                     --
                                                   -----------           ------------
    Total cash and cash equivalents................    $42,015                $36,632
                                                   ===========           ============

  Centra accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value. At December 31, 2000 and September 30, 2001, Centra's short-term investments consisted of the following:

                                                    DECEMBER 31,           SEPTEMBER 30,
                                                        2000                    2001
                                                      -------                 -------
Short-term Investments-
 Commercial paper..................................    $ 9,914                $    --
 Corporate notes and bonds.........................      9,244                     --
 Municipal bonds (average 329 remaining days
  to maturity for the period ended September 30,
  2001)............................................      4,014                 10,500
                                                       -------                -------
    Total short-term investments...................    $23,172                $10,500
                                                       =======                =======

  In January 2001, we liquidated, prior to maturity, certain short-term obligations of California based utilities when their ratings dropped to below investment grade. This resulted in a realized loss of approximately $772,000.

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

                                                       NINE MONTHS
                                                    ENDED SEPTEMBER 30,
                                                    -------------------
                                                      2000       2001
                                                      ----       ----

   Net loss.....................................    $(10,423) $(14,068)
   Foreign currency translation adjustments.....          --       (37)
                                                    --------  --------
   Comprehensive loss...........................    $(10,423) $(14,105)
                                                    ========  ========
(f) Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earning Per Share (SFAS No. 128) for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and redeemable convertible preferred stock issued or granted for nominal consideration prior to the date of Centra's initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. The common shares issued for the series A and series B preferred stock upon conversion, redemption or liquidation were for nominal consideration due to the liquidation payment made to the holders of series A and series B preferred stock. Accordingly, the 3,824,236 shares issued at the time the series A and series B preferred stock converted to common stock have been included in the calculation of basic and diluted net loss per share from date of issuance for the nine months ended September 30, 2000. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed by dividing the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase of 917,000 and 1,865,000 for the three and nine months ended September 30, 2000 and 389,000 and 399,000 for the three and nine months ended September 30, 2001, respectively, into the net loss attributable to common stockholders, which includes both the accretion of the discount and the liquidation premium on the series A and series B preferred stock for the nine months ended September 30, 2000.

  Options to purchase a total of 3,176,000 and 4,892,000 common shares have not been included in the computation of diluted earnings per share above for the three and nine months ended September 30, 2000 and 2001, respectively. Inclusion of these shares would have an antidilutive effect, as Centra has recorded a loss for all periods presented.

  Common stock outstanding as of September 30, 2001 includes 54,438 shares issued but held in escrow in connection with the Company's acquisition of MindLever.com in April, 2001. These shares will be released from escrow on April 30, 2002 if and to the extent that they are not used to pay liabilities of the former MindLever stockholders pursuant to the merger agreement. These shares have not been included in the computation of diluted earnings per share above for the three and nine months ended September 30, 2000 and 2001, respectively.

(h) Segment Information

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). As of September 30, 2001, Centra operates solely in one segment, the development and marketing of software products and related services. Centra's revenues from customers outside of the United States were approximately $1,103,000 and $2,200,000 for the three and nine months ended September 30, 2000 and $2,136,000 and $6,964,000 for the three and nine months ended September 30, 2001, respectively. No single country outside of the United States represented greater than 10% of total consolidated revenues for the three and nine months ended September 30, 2000 and 2001.

(i) Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

This statement is effective for all business combinations initiated after June 30, 2001.

   In July 2001, the FASB issued SFAS no. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asssets. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and APB no. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement provides guidance on recognizing and measuring impairment for long lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

(j) MindLever.com Acquisition

   On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2,850,000 in cash, the issuance of 509,745 shares of common stock in the amount of approximately $3,830,000 and acquisition costs in the approximate amount of $512,000 for a total purchase price of approximately $7,192,000. The acquisition was accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition.

   The following table summarizes the transaction (in thousands):

                                                    AMOUNT
                                                --------------
                                                (in thousands)
Aquisition of MindLever:
 Tangible net assets acquired, at fair value         $ (3,281)
 In-process research and development                    2,200
 Developed technology and know-how                      2,100
 Assembled workforce                                      300
 Goodwill                                               5,873
                                                     --------
                                                     $  7,192
                                                     ========

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

   As a result of the identification and valuation of intangibles acquired, the Company also allocated $2,100,000 and $300,000 to developed technology and know-how and assembled workforce, respectively. Developed technology represents technology and know-how related to MindLever's current learning content management solution. Developed technology is being amortized over a period of three years. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Assembled workforce is being amortized over a period of three years.

   The excess of the purchase price over the fair value of the identifiable intangible net assets of approximately $5,873,000 was allocated to goodwill. Unidentifiable intangible assets are being amortized over a period of five years.

   Accumulated amortization of developed technology was $291,667 as of September 30, 2001. Accumulated amortization of assembled workforce was $41,667 as of September 30, 2001. Accumulated amortization of goodwill was $489,299 as of September 30, 2001.

   Unaudited pro forma operating results for the Company, assuming the acquisition of MindLever occurred at the beginning of each of the following periods are as follows:


                                  THREE MONTHS                   NINE MONTHS
                                  ENDED SEPT 30,                ENDED SEPT 30,
                                 ---------------               ----------------
                                  2000     2001                2000        2001
                                 -----    ------               -----      -----
                                 (in thousands)                 (in thousands)

Net sales                       $ 6,704  $ 9,236              $ 16,033 $ 28,459
Net loss                         (4,946)  (3,999)              (15,229) (15,195)
Net loss per share,
 basic and diluted              $  (.21) $  (.16)             $   (.58)$   (.62)

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


OVERVIEW

  We design, develop, market and support software infrastructure and ASP services for live eLearning and real-time business collaboration. Our enterprise products provide a comprehensive range of knowledge delivery and services which include features such as voice-over-the-Internet, software application sharing, real-time data exchange, shared workspaces and standards compliant content management and monitoring. Our products to date have been sold primarily to Global 2000 businesses and have consisted of product offerings and network service solutions for corporate eLearning and training, collaborative sales and marketing, and one-to-one customer, partner and employee relationships.

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

  Through September 30, 2001, our revenues were derived from licenses of our software products, from related maintenance, and from the delivery of implementation consulting, training, hosting and ASP services. We price the license of our enterprise application software on a rental or purchase basis under a variety of licensing models, including perpetual named-user licenses, perpetual concurrent-user licenses, time-limited licenses and revenue-sharing. Customers who license our enterprise application software typically purchase renewable maintenance contracts that provide telephone support, bug fixes and rights to upgrades and enhancements on a when and if basis over a stated term, usually a twelve-month period. Maintenance is priced as a percentage of our license fees. We also offer implementation consulting, training and education services to our customers, primarily on a time-and-materials basis. In addition, we offer hosting services for customers on a temporary basis under hosting agreements, with terms typically ranging from six to twelve months, to outsource the administration and infrastructure necessary to operate our enterprise application software. The hosting fees include a set-up fee and monthly service fee, in addition to license fees for the software. Finally, we offer all of our license products as an ASP service, with terms typically ranging from 3 to 12 months.

  We sell our products and services primarily through a direct sales force and through relationships with distributors, resellers and other strategic partners. We have established European sales and service operations based in the United Kingdom and have master distributors in Japan and Korea. In addition, we have value added resellers throughout Europe, the Middle East, the Pacific Rim, China, India, Brazil and South Africa. Revenues from international sales were 17% and 15% of total revenues or $1,103,000 and $2,200,000 for the three and nine month periods ended September 30, 2000 and 23% and 25% of total revenues or $2,136,000 and $6,964,000 for the three and nine month periods ended September 30, 2001, respectively. During 1999, 2000 and 2001 we have invested in the infrastructure necessary to expand our global operations, including the formation and staffing of our European subsidiaries. We expect to continue to invest in our international operations as we expand our international direct and indirect channels and enhance our marketing efforts to increase worldwide market share. We anticipate that revenues derived from outside the United States will increase both in terms of percentage of revenues and absolute dollars.

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

   . Amortization of goodwill and other intangible assets represents the amortization, over five and three year periods, of the excess of the purchase price over the fair value of the identifiable intangible net assets acquired and the valuation of the developed technology and know-how and assembled workforce.

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

  We have experienced substantial losses in each fiscal period since our inception. As of September 30, 2001, we had an accumulated deficit of $55.1 million. These losses and our accumulated deficit have resulted from the significant costs incurred in the development of our products and services and in the preliminary establishment of our infrastructure which have been only partially offset by our revenues to date. We expect to increase our expenditures in all areas in order to execute our business plan, and to expand further internationally, particularly in sales and marketing. The planned increase in sales and marketing expense will result principally from the hiring of additional sales force personnel, establishing sales operations in the Pacific Rim and from marketing programs to continue to increase brand awareness. Accordingly, we expect to experience additional losses in 2001 and 2002.

  Although we have experienced revenue growth in recent periods, our recent rate of revenue growth may not be sustainable. We may not be able to continue to increase our revenues or to attain profitability and, if we do achieve profitability, we may not be able to sustain profitability for any period. Our ability to close business in the third quarter of 2001 and consequently, our revenue and earnings for the quarter was directly and indirectly impacted by the terrorist attacks of September 11, 2001. Sales cycles lengthened as prospective customers paused to evaluate the ramifications on their own business, and reassess expenditures. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely upon them as an indication of our future financial performance.

RESULTS OF OPERATIONS

  The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  ----------------------      ----------------------
                                                                  SEPT 30,      SEPT 30,      SEPT 30,      SEPT 30,
                                                                    2000          2001          2000          2001
                                                                  -------       --------      --------      --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
 Revenues:
    License                                                          82 %          70 %          82 %          75 %
    Services                                                         18            30            18            25
                                                                  -------       --------      --------      --------
           Total revenues                                           100           100           100           100

 Cost of revenues:
    License                                                           2             1             1             1
    Services                                                         13            19            15            18
                                                                  -------       --------      --------      --------
           Total cost of revenues                                    15            20            16            19
                                                                  -------       --------      --------      --------

 Gross margin                                                        85            80            84            81

 Operating expenses:
     Sales and marketing                                             99            64           102            67
     Research and development                                        35            37            42            34
     General and administrative                                      19            20            22            20
     Compensation charge for issuance of stock options                4             2             5             2
     Amortization of goodwill and other
       intangible assets                                              -             5             -             3
     Acquired in-process research and development                     -             -             -             8
                                                                  -------       --------      --------      --------
            Total operating expenses                                157           128           171           134
                                                                  -------       --------      --------      --------

Operating loss                                                      (72)          (48)          (87)          (53)
 Other income, net                                                   17             5            18             3
                                                                  -------       --------      --------      --------
 Net loss                                                           (55)%         (43)%         (69)%         (50)%
                                                                  =======       ========      ========      ========


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

Revenues. Total revenues increased by $2.9 million, or 46%, to $9.2 million for the three months ended September 30, 2001, from approximately $6.3 million for the three months ended September 30, 2000. The increase was attributable to the significant growth in our customer base resulting in substantial growth in license and service revenues.

License revenues increased by $1.3 million, or 25%, to $6.5 million for the three months ended September 30, 2001, from $5.2 million for the three months ended September 30, 2000. The increase was attributable to an increase in the number and average transaction value of customer license sales.

Service revenues increased by $1.6 million, or 133%, to $2.8 million for the three months ended September 30, 2001, from $1.2 million for the three months ended September 30, 2000. The increase was primarily related to an increase in maintenance support contracts to new and existing customers, ASP revenue, and to a lesser extent, an increase in professional and education services.

Cost of license revenues. Cost of license revenues decreased by $54,000, or 35%, to $100,000 for the three months ended September 30, 2001, from $154,000 for the three months ended September 30, 2000. The decrease was primarily attributable to a one-time royalty incurred for upgrades to existing customers. We anticipate that cost of license revenues will increase in the future both in terms of absolute dollars as licensing revenues from our products increase and as a percent of license revenues due to the licensing of additional technologies from third parties. Cost of service revenues. Cost of service revenues increased by $890,000, or 107%, to $1.7 million for the three months ended September 30, 2001, from

$829,000 for the three months ended September 30, 2000. The increase was due primarily to an increase in the number of technical support, consulting and education personnel providing services to our customers in the US and Europe, as well as an increase in costs associated with providing our ASP Service. We anticipate that the cost of service revenues will continue to increase in absolute dollars to the extent that we continue to generate new customers and associated license and service revenues. Cost of service revenues as a percentage of service revenues can be expected to vary significantly from period to period depending on the mix of services that we provide and overall utilization rates of our service personnel and our ASP Service.

  Sales and marketing expenses. Sales and marketing expenses decreased by $370,000, or 6%, to $5.9 million for the three months ended September 30, 2001, from $6.2 million for the three months ended September 30, 2000. The decrease was primarily attributable to a decrease in marketing programs, including advertising, trade shows, and promotional expenses, partially offset by an increase in salaries associated with sales and marketing personnel. We expect that sales and marketing expenses will increase in absolute dollars to support increased sales efforts.

  Product development expenses. Product development expenses increased by $1.2 million, or 55%, to $3.4 million for the three months ended September 30, 2001, from $2.2 million for the three months ended September 30, 2000. The increase primarily resulted from an increase in salaries associated with newly hired product development personnel. We believe that continued investment in product development is critical to achieving our strategic objectives and, as a result, we expect product development expenses will continue to increase in absolute dollars as additional product development personnel are added and additional investments are made into third party source code.

  General and administrative expenses. General and administrative expenses increased by $615,000, or 51%, to $1.8 million for the three months ended September 30, 2001, from $1.2 million for the three months ended September 30, 2000. The increase resulted primarily from costs associated with increased headcount and related operational costs required to manage our growth. We expect that general and administrative expenses will remain constant in absolute dollars for the forseeable future.

  Compensation charge for issuance of stock options. We incurred a charge of $228,000 and $223,000 for the three months ended September 30, 2000 and 2001, respectively, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options vest over periods up to five years, which will result in additional compensation expense of approximately $1.5 million through September 2003.

  Amortization of goodwill and other intangible assets. We recognized amortization of goodwill and other intangible assets in the amount of $493,579 for the three months ended September 30, 2001, compared to no expense for the three months ended September 30, 2000. In conjunction with our acquisition of MindLever, we allocated approximately $5.9 million to goodwill, $2.1 million to developed technology and know-how and $300,000 to assembled workforce. Amortization of goodwill and other intangible assets represents the amortization, over five and three year periods, of the excess of the purchase price over the fair value of the identifiable intangible net assets acquired and the valuation of developed technology and know-how and assembled workforce. Amortization of goodwill was $293,579 for the three months ended September 30, 2001. Amortization of developed technology was $175,000 for the three months ended September 30, 2001. Amortization of assembled workforce was $25,000 for the three months ended September 30, 2001.

  Other income, net. Other income, net of other expense, decreased by $642,000 to $423,000 for the three months ended September 30, 2001, from $1,065,000 for the three months ended September 30, 2000. Other income consists primarily of interest on cash and short-term investments. The decrease resulted from a lower average cash balance and lower average interest rates on invested cash and short-term investments for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

   Net loss. Net loss increased by $500,000, or 14%, to $4.0 million for the three months ended September 30, 2001, from $3.5 million for the three months ended September 30, 2000. The increase was due to increased operating expenses and cost of revenues and a decrease in interest income, which were partially offset by increased revenues.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

  Revenues. Total revenues increased by $12.9 million, or 85%, to $28.1 million for the nine months ended September 30, 2001, from $15.2 million for the nine months ended September 30, 2000. The increase was attributable to the significant growth in our customer base resulting in substantial growth in license and service revenues.

  License revenues increased by $8.8 million, or 71%, to $21.2 million for the nine months ended September 30, 2001, from $12.4 million for the nine months ended September 30, 2000. The increase was attributable to an increase in the number and average transaction value of customer license sales.

  Service revenues increased by $4.1 million, or 146%, to $6.9 million for the nine months ended September 30, 2001, from $2.8 million for the nine months ended September 30, 2000. The increase was primarily related to an increase in maintenance support contracts to new and existing customers, ASP revenue, and to a lesser extent, an increase in professional and education services.

  Cost of license revenues. Cost of license revenues increased by $167,000, or 77%, to $383,000 for the nine months ended September 30, 2001, from $216,000 for the nine months ended September 30, 2000. The increase was attributable to an increase in royalty obligations to third parties resulting from increased license revenues.

  Cost of service revenues. Cost of service revenues increased by $2.7 million, or 123%, to $4.9 million for the nine months ended September 30, 2001, from $2.2 million for the nine months ended September 30, 2000. The increase was due primarily to an increase in the number of technical support, consulting and education personnel providing services to our customers in the US and Europe, as well as an increase in costs associated with providing our ASP service.

  Sales and marketing expenses. Sales and marketing expenses increased by $3.4 million, or 22%, to $18.9 million for the nine months ended September 30, 2001, from $15.5 million for the nine months ended September 30, 2000. The increase was primarily attributable to an increase in the number of direct sales employees, partially offset by a decrease in marketing programs, including advertising, trade shows, and promotional expenses. The decrease in sales and marketing expenses as a percentage of total revenues was due to our revenues increasing at a greater rate than our sales and marketing expenses.

  Product development expenses. Product development expenses increased by $3.1 million, or 48%, to $9.5 million for the nine months ended September 30, 2001, from $6.4 million for the nine months ended September 30, 2000. The increase was primarily the result of salaries associated with newly hired product development personnel. The decrease in product development expenses as a percentage of total revenues was due to our revenues increasing at a greater rate than our product development expenses.

  General and administrative expenses. General and administrative expenses increased by $2.4 million, or 73%, to $5.7 million for the nine months ended September 30, 2001, from $3.3 million for the nine months ended September 30, 2000. The increase was due primarily from costs associated with increased headcount and related operational costs required to manage our growth. The decrease in general and administrative expenses as a percentage of total revenues was due to our revenues increasing at a greater rate than our general and administrative expenses.

  Compensation charge for issuance of stock options. We incurred a charge of $702,000 and $670,000 for the nine months ended September 30, 2000 and 2001, respectively, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options vest over periods up to five years, which will result in additional compensation expense of approximately $1.5 million through September 2003.

  Amortization of goodwill and other intangible assets. We recognized amortization of goodwill and other intangible assets in the amount of $822,633 for the nine months ended September 30, 2001, compared to no expense for the nine months ended September 30, 2000. In conjunction with our acquisition of MindLever, we allocated approximately $5.9 million to goodwill, $2.1 million to developed technology and know-how and $300,000 to assembled workforce. Amortization of goodwill and other intangible assets represents the amortization, over five and three year periods, respectively, of the excess of the purchase price over the fair value of the identifiable intangible net assets acquired and the valuation of the developed technology and know-how and assembled workforce. Amortization of goodwill was $489,299 for the nine months ended September 30, 2001. Amortization of developed technology was $291,667 for the nine months ended September 30, 2001. Amortization of assembled workforce was $41,667 for the nine months ended September 30, 2001.

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

  Other income, net. Other income, net of other expense, decreased by $1.0 million to $1.7 million for the nine months ended September 30, 2001, from $2.7 million for the nine months ended September 30, 2000. The decreases resulted from a lower average cash balance and lower average interest rates on invested cash and short-term investments for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

  Loss on sale of short-term investments. In January, 2001, we liquidated, prior to maturity, certain short-term obligations of California based utilities when their ratings dropped to below investment grade which resulted in a realized loss of approximately $772,000.

  Net loss. Net loss increased by $3.7 million, or 36%, to $14.1 million for the nine months ended September 30, 2001, from $10.4 million for the nine months ended September 30, 2000. The increase was due to increased operating expenses, cost of revenues and a decrease in net interest income, partially offset by increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 2001, we had cash and cash equivalents of $36.6 million and short-term investments of $10.5 million, a decrease of $5.4 million of cash and cash equivalents from $42.0 million at December 31, 2000 and a decrease of $12.7 million of short-term investments from $23.2 million as of December 31, 2000. The net combined decrease of $18.1 million for cash and cash equivalents and short-term investments resulted primarily from cash used to fund operations and for the acquisition of MindLever. Our working capital as of September 30, 2001 was $43.4 million, compared to $59.9 million as of December 31, 2000.

  Net cash used in operating activities was $12.6 million for the nine months ended September 30, 2001, primarily the result of operating losses, offset by non-cash expenses, amortization of goodwill and other intangibles and expensing of acquired in-process research and development. Also contributing to the net cash used in operating activities was an increase in accounts receivable of approximately $5.7 million from December 31, 2000, partially offset by an increase in deferred revenue of $1.0 million. Operating activities for the nine months ended September 30, 2000 resulted in net cash outflows of $7.4 million, primarily the result of operating losses, offset by non-cash expenses, as well as an increase in prepaid expenses and accounts receivable, partially offset by an increase in deferred revenue, accrued expenses and accounts payable and a decrease in other assets.

  Net cash provided by investing activities was $6.0 million for the nine months ended September 30, 2001, resulting from the conversion or maturity of short-term investments, reduced by cash used in the acquisition of MindLever and for purchases of property and equipment to support expanding operations. Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2000 due to purchases of property and equipment and an increase in restricted cash.

  Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2001, resulting from drawings of $2.5 million made under our $4.5 million equipment line of credit and the receipt of proceeds from the employee stock purchase plan and the exercise of stock options, partially offset by payments on MindLever debt assumed and payments made under a term loan and capital leases. Net cash provided by financing activities was $66.6 million for the nine months ended September 30, 2000 primarily the result of $73.3 million in net proceeds received from our initial public offering, net of offering costs and payments to preferred shareholders.

  On May 4, 2001, we amended our equipment line of credit agreement to allow for $2.5 million in additional borrowings (for a total allowed of $4.5 million), all of which was outstanding at September 30, 2001. Interest on the borrowings is payable at the prime rate (6.0% at September 30, 2001) plus .5%. Amounts outstanding are payable in 36 equal monthly installments beginning on October 1, 2001. Additionally, at September 30, 2001, we had outstanding borrowings under previous equipment lines of credit of $126,000, bearing interest at the rate of 9.5% per annum. All borrowings are secured by substantially all of our assets. This amended line of credit requires us to maintain a minimum balance of cash, cash equivalents and short term investments of $30 million.

  Capital expenditures totaled $2.3 million and $2.8 million for the nine month periods ended September 30, 2000 and 2001, respectively. Our capital expenditures consisted of operating assets to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to continue for the foreseeable future as we increase our number of employees, increase the size of our operating facilities, and improve and expand our information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

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

  Days sales outstanding for the three months ended September 30, 2001 were 96 days, an increase of 22 days from the prior quarter. This increase reflects the delay of payments from customers that were due before the end of the quarter. Overdue payments equating to 14 days of days sales outstanding were received within the first two weeks following the end of the quarter. To a lesser extent, days sales outstanding increased resulting from the effect of offering extended payment terms greater than 90 days but less than 12 months to a customer during the prior quarter for which license revenue was recognized upon shipment. This customer is well capitalized and has entered into an enterprise wide license arrangement with the Company.

  We expect to continue to experience increases in our operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. We believe that our existing cash balances will be sufficient to finance our operations through at least the next 12 months. However, thereafter, we may require additional funds to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain the funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, the securities would likely have rights, preferences or privileges senior to our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

   In July 2001, the FASB issued SFAS no. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill, as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asssets. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB no. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement provides guidance on recognizing and measuring impairment for long lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

FACTORS THAT COULD EFFECT FUTURE RESULTS

  As defined under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain "forward-looking statements" regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: further market acceptance of our ASP network service and our Centra eMeeting and knowledge center products, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, failure to manage rapid growth, failure to enhance our existing products and services and to develop and introduce new products and services and other risk factors contained in the section titled "Factors That Could Affect Future Growth" beginning on page 20 of our annual report on Form 10-K for the period ended December 31, 2000. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline.

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

  If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. If we make a future acquisition, we could issue equity securities which would dilute current stockholders' percentage ownership, incur substantial debt, assume contingent liabilities, incur a one-time charge or be required to amortize intangibles.

  Terrorist attacks in the U.S. in September of 2001 have disrupted commerce throughout the U.S. and other parts of the world. The continued threat of terrorism and the potential for miliary action and heightened security measures in response to such threat may cause significant disruption to commence throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market and sell our services and software, our business and results of operations could be materially and adversely affected. We believe, our revenues for the month of September were negatively impacted as a result of the events on September 11. We are unable to predict whether the threat of terrorism or the responses to it will result in any long term commercial disruptions or if such activities or responses will have a long term material adverse effect on our business, results of operations or financial condition.

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


PART II.  OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

     (c) In the three months ended September 30, 2001, we granted options to purchase 63,750 shares of our common stock and we issued 110,893 shares of our common stock upon the exercise of employee stock options.

     (d)  Use of Proceeds from Sales of Registered Securities

          On February 8, 2000 we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The 5,000,000 shares offered under our Registration Statement were sold at a price of $14.00 per share. FleetBoston Robertson Stephens Inc., Chase Securities Inc., and Dain Rauscher Wessels, the managing underwriters of the offering, also exercised an over-allotment option on March 2, 2000 for 750,000 shares. The over-allotment shares were sold at a price of $14.00 per share. The aggregate proceeds from the offering were $80.5 million. Our total expenses in connection with the offering were approximately $7.3 million, of which approximately $5.6 million was for underwriting discounts and commissions to underwriters and $1.7 was for other expenses paid to persons other than directors or officers of our company or persons owning more than 10 percent of any class of equity securities of Centra Software, Inc. Our net proceeds from the offering were approximately $73.2 million. From the effective date through September 30, 2001, we used approximately $6.5 million for payments of dividends to preferred shareholders, $19.0 million to fund operations, $1.3 million for capital expenditures, $1.8 million for payment of MindLever debt, $3.0 million for the MindLever acquisition and $558,000 to pay amounts outstanding under our loans. As of September 30, 2001, we had approximately $40.7 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in highly liquid money market accounts and government backed securities.

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

     (b)  Reports on Form 8-K

          On May 14, 2001 we filed a Current Report on Form 8-K relating to the acquisition of MindLever.com, Inc.

          On July 11, 2001 we filed an amendment on Form 8-K/A, including consolidated financial statements of MindLever.com as of and for the three months ended March 31, 2000 and 2001 and unaudited pro forma combined condensed financial statements of Centra Software, Inc. as of March 31, 2000 and 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 14, 2001.

                                   Centra Software, Inc.



                                   By: Stephen A. Johnson
                                      -----------------------------
                                       Stephen A. Johnson
                                       Chief Financial Officer,
                                       Treasurer, and Secretary (duly
                                       authorized officer and principal
                                       financial and accounting officer)

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