Form 10-K
period 2001-12-31
CENTRA SOFTWARE INC
filed 2002-03-13
CIK 1096658

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                      FORM 10-K


   (Mark One)

        [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2001

                                      OR

        [_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of the Form 10-K [_]

   The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $129,565,000 as of February 28, 2002 based on the last sale price of the Common Stock as reported on the Nasdaq Stock Market for that date. There were 25,464,788 shares of the Registrant's Common Stock issued and outstanding on February 28, 2002.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           No.
                                                                           ----
PART I.
Item 1.    Business.......................................................   4
Item 2.    Properties.....................................................   8
Item 3.    Legal Proceedings..............................................   9
Item 4.    Submission of Matters to a Vote of the Security Holders........   9
PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder
               Matters....................................................  10
Item 6.    Selected Consolidated Financial Data...........................  11
Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................  12
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.....  29
Item 8.    Consolidated Financial Statements and Supplementary Data.......  29
Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosures......................................  29
PART III
Item 10.   Directors and Executive Officers of the Registrant.............  30
Item 11.   Executive Compensation.........................................  31
Item 12.   Security Ownership of Certain Beneficial Owners and Management.  35
Item 13.   Certain Relationships and Related Transactions.................  36
PART IV.
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
               Financial Statements.......................................  37
Signatures                                                                  40

              SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

   Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below under the heading "Factors That Could Affect Future Results" beginning on page 22.

   Except as otherwise expressly stated, forward-looking statements contained in this report assume that we will continue to operate as an independent company and do not give effect to our proposed merger with SmartForce Public Limited Company, described under "Subsequent Event" on page 21. Consummation of the proposed merger with SmartForce will cause our business plans and our results to differ in material respects from those indicated in the forward-looking statements appearing herein.

                                    PART I.

ITEM 1. BUSINESS

Overview

   Centra Software, Inc. (Centra or the Company) was incorporated in Delaware in 1995. We design, develop, market and support software and services for eLearning and real-time business collaboration. Our products and services enable real-time, group-oriented human interaction and content management over corporate networks and the Internet. Our products and services are designed to facilitate strategic business processes across the extended enterprise, including accelerated product introductions, hands-on software application deployments and change-management initiatives, employee training, customer interaction and online selling, and other revenue-generating activities, such as priced programs for online education and the delivery of collaborative services on the Web.

   Our products are available as packaged software applications, hosted services, and subscription based application service provider, or (ASP) offerings. Based on a common collaboration framework, our products and services support a range of convenient business interactions online, including real-time virtual learning, large-scale Web conferences, and interactive Web meetings. Each real-time collaboration interface includes capabilities for voice-over-IP audio conferencing, software application sharing, real-time data exchange, shared workspaces, and facilities for session recording and playback. These products and services allow organizations to increase the productivity of their members and enhance the effectiveness of knowledge transfer while reducing travel, facilities, and telecommunications costs.

   In April 2001, Centra completed the acquisition of MindLever.com, Inc (MindLever), a privately-held provider of management systems for learning content with standards-based solutions for creating, storing, and delivering live and self-paced learning content in the form of personalized eLearning programs. As a result of this acquisition and through its continuing integration efforts, Centra's products and services for live collaboration have been expanded to include capabilities and tools for rapid content authoring and the management of proprietary content, session recordings, and other third-party, standards-compliant content in a centralized, online content repository. Using these "Knowledge Products," organizations can design and deliver personalized, blended learning programs - combining live and self-paced learning activities - to increase the overall effectiveness of eLearning programs as well as to protect their investments in content and knowledge assets by ensuring reusability across various delivery platforms through support for industry content and interoperability standards.

   As of December 31, 2001, Centra had approximately 1.9 million end-users in 775 distinct customer organizations worldwide, across many industry sectors, including Accenture, APL, AT&T, Cadbury Schweppes, Century 21, Citigroup, Domino's Pizza, EMC Corporation, ExxonMobil, Federal Bureau of Prisons, McKesson, Merck, Nationwide Insurance, Nikko Securities, Procter & Gamble, Stanford University, Sysco, University of Tennessee, U.S. Internal Revenue Service, and Viacom. Approximately 26% of our revenue in 2001 came from customers outside of the United States.

   To complement and extend Centra's solutions, and to facilitate rapid integration with third-party products and services for eLearning and collaboration, Centra has identified, recruited, and actively supports a strategic "ecosystem" of business relationships with leading content developers, services and consulting firms, learning technology providers, and online training companies, including Microsoft, Oracle, Cisco, Siebel, Saba, Docent, AchieveGlobal, New Horizons, PwC Consulting, Deloitte Consulting, EDS, and KPMG iLS.

Industry Background

   We believe that our customer base is made up of businesses operating in a climate characterized by swift economic changes, a need for stronger focus on top-line results, bottom-line cost cutting, and improvements in productivity. Companies continue to seek new ways to utilize the capabilities and the universal reach of the Internet to accelerate business processes, improve productivity, create revenue-generating opportunities, leverage employee knowledge and expertise, and lower operating costs. In order to achieve these goals, organizations need collaborative technologies that enable the sharing and exchange of business-critical information with geographically distributed customers, partners, prospects and employees. To be truly effective, however, these technologies must be easy to use and support the numerous ways in which people collaborate and learn, including one-to-one customer and sales interactions, one-to-many seminar and presentation events, many-to-many learning and interactive teamwork sessions, and individual, on-demand learning activities.

   Many existing Internet-based communication tools, including chat rooms, instant messaging, Web meetings and screen sharing, address only discrete collaboration needs and are not integrated with a common user interface or back-end management system. As a result, these products do not support the broad range of live interaction required by business professionals for effective eLearning and collaboration, and are not suitable for organizations seeking to simplify and lower costs of ownership for their information technology systems.

   To maximize the return on their infrastructure investments, companies require a solution that can integrate voice communication, conferencing, content sharing and group interaction. More than just virtual classrooms, a complete solution for live eLearning and collaboration must support a broad range of live, self-service, and recorded group interactions in a variety of business contexts, supported by a common collaboration framework. The solution must allow customers, partners and employees to interact from any location, regardless of whether they are on a corporate network or on a low bandwidth dial-up connection, and provide anytime, anywhere access to knowledge and information by blending live online interaction with self-paced content and recordings. Finally, an effective live eLearning and collaboration solution must have a reliable and scalable management environment that can grow to support and integrate with e-commerce systems, enterprise computer systems, and emerging Web technologies.

Products and Services

   Centra's products and services for eLearning and business collaboration enable effective, Web-based interaction and knowledge sharing with customers, partners and employees in a variety of business contexts. Unlike other ways that people may interact, collaborate and learn, our collaboration solutions enable groups of people to quickly assemble, converse, interact, share content and work together in real time over intranets, extranets and the Internet. In 2001, Centra delivered the industry's first scalable, single-server platform for the consolidated management of eLearning and collaboration. The new enterprise system, known as CentraOne(TM), is designed to accelerate global deployments utilizing a thin-client architecture that delivers full-function collaboration environments directly to the desktop through a browser interface over low-bandwidth network connections. We expect CentraOne to streamline system administration functions with features for managing large numbers of users through a single back-end management system. Leveraging the core capabilities of CentraOne, Centra offers a suite of compatible Web collaboration products, content creation tools, and a knowledge delivery system that can be quickly installed on-site using Centra's rapid deployment methodology, or conveniently accessed through Centra's secure, full-service ASP service.

   Centra's products, including those for interactive online meetings, virtual learning, and large-scale Web conferences, provide access to users through firewalls and proxy servers, and deliver full-performance IP audio conferencing, streaming video, application sharing, and dynamic multimedia over low-bandwidth network connections through a standard browser interface that is consistent and easy to use. Based upon a technological foundation employing Internet standards and Microsoft platform technologies, Centra's solutions can be deployed on a single Microsoft Windows NT server and are designed to operate without any special hardware or network technologies. Our enterprise-class software systems are designed to scale, as customer usage requires, by adding additional servers.

   Our currently available enterprise-class solutions, based on the CentraOne platform, consist of five primary products. Many of these products and services are available in 12 localized language editions, which include Brazilian Portuguese, Chinese, Danish, English, French, German, Greek, Iberian Portuguese, Italian, Japanese, Korean, and Spanish.

      Centra Symposium(TM) 5.3. Centra Symposium software is designed for virtual classrooms and highly interactive teamwork. Its real-time collaboration features include full-duplex voice over the Internet, integrated Web-based video conferencing, full-feature application sharing, breakout rooms, whiteboards, slide mark-up, Web touring, text chat, real-time feedback, quizzes, surveys, graded assessments, and record and playback capabilities.

      Centra Conference(TM) 5.3. Centra Conference software is designed for large-scale Web conferences, seminars, events and corporate communications. Integrated capabilities for voice over the Internet eliminate the need for additional teleconference equipment and services required by some competing solutions for real-time communication. Additional features include streaming, real-time video, application sharing, record and playback, and system administration capabilities optimized for managing large groups of attendees.

      Centra eMeeting(TM) 5.3. Centra eMeeting software provides an easy-to-use virtual meeting facility where users can schedule, organize and run their own Web meetings with co-workers, customers, suppliers, partners, and prospects. Using Centra eMeeting, individuals can create business meetings with others inside or outside the corporate firewall, using a personal meeting room for spontaneous meetings, or using Centra's Speed Scheduler feature to organize a meeting for a later date and time.

      Centra Knowledge Center(TM) 5.3 and Centra Knowledge Catalog(TM)
   5.3. Centra Knowledge Center software is designed to provide on-demand access to a wide variety of learning resources and activities stored in a centralized, online content repository. Other capabilities include content management, personalized learning tracks, and competency management. This content repository is also the basis for Centra Knowledge Catalog(TM), a searchable catalog of self-paced content and recorded knowledge objects that is a standard feature of every Centra Symposium and Centra Conference system.

      Centra Knowledge Composers(TM). Centra Knowledge Composers are software tools designed to facilitate the authoring of interactive learning content derived from Microsoft PowerPoint presentations, simulations, and live online sessions. These easy to use tools enable business professionals to create "knowledge objects" in industry standard formats and then store them in the main content repository.

Product Development

   In July 1997, we began commercial shipment of our first software product, Centra Symposium. We continue to devote a substantial portion of our resources to developing new products and services, and enhancing our existing products and services. Our product development expenses were $4.6 million in 1999, $8.5 million in 2000, and $12.5 million in 2001. As of December 31, 2001, our product development organization consisted of 101 employees. We believe that our ability to continue to attract and retain a technically skilled development team is critical to our success.

Professional Services

   Centra provides comprehensive customer assistance programs, including consulting, education and support services. Our professional services organization consisted of 57 employees as of December 31, 2001.

      Consulting. We offer a wide range of consulting services to customers to facilitate the efficient and cost-effective use of our products and services. Our consulting group is responsible for the deployment and implementation of our products, as well as for providing installation, support and training services.

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

Hosting and ASP Services

   We make our entire product line accessible to a broader set of buyers through a variety of secure, outsourced application services and hosting options. These services are designed to accommodate the needs of buyers, primarily in North America, who may require the flexibility of an outsourced service or who lack the IT infrastructure and resources to deploy an eLearning and collaboration solution onsite. Our hosting and ASP services organization consisted of 8 employees as of December 31, 2001.

Sales and Marketing

  Distribution

   We sell our products and services through a direct sales force and a telesales organization. As of December 31, 2001, our sales and marketing organization consisted of 87 sales and marketing professionals located in 11 domestic and 7 international locations. Our direct sales force primarily focuses on selling Centra's enterprise server products to Global 2000 companies, universities, governments, and other large organizations. We utilize direct sales teams consisting of both sales and technical professionals who work directly with potential customers to provide proposals, demonstrations and presentations designed to meet the specific needs of each customer.

   Augmenting the efforts of our direct sales force outside of North America, we also sell Centra products indirectly through relationships with value-added resellers and distributors. As of December 31, 2001, Centra has relationships with 24 resellers throughout Europe, the Middle East, the Pacific Rim, China, India, Brazil, and South Africa, and with master distributors in Japan and Korea. We intend to increase our direct sales force, both domestically and abroad, and to authorize additional distributors and resellers in selected international markets.

   We market and sell subscriptions to our Centra eMeeting ASP service primarily through our North American telesales organization. Our telesales team also works with our direct sales force to convert ASP service subscribers into enterprise license customers and to assist in sales of all other ASP service offerings.

  Pricing

   We derive revenues from software licenses, user licenses, professional services and hosting and ASP services. A variety of licensing models are used to support the business needs of different types of customers. These licensing models include named-user licenses, concurrent-user licenses, time-limited licenses and revenue-sharing. In addition, we offer our customers hosting and convenient ASP services to outsource the administration of their live eLearning and collaboration operations. Hosting customers pay a set-up fee and monthly service fees in addition to license fees for the purchased software. For Centra ASP customers, Centra offers fee-based subscriptions in varying configurations. We typically provide our consulting and education services either on a time-and-materials basis or, for education, on a course subscription or per course basis. Prices for Centra systems vary based upon the number of system users and servers, and the level of use.

  Marketing

   We focus our marketing efforts on creating awareness of our solution among business executives considering enterprise-level eLearning and collaboration solutions, as well as individual and departmental users suitable for the Centra ASP service. We conduct a variety of marketing programs worldwide to educate our target market and have engaged in marketing activities such as online seminars, direct marketing, Web marketing, trade shows, press and industry analyst relations, and user conferences. The marketing organization works closely with our customers and direct sales organization to manage the lead process and capture, organize and prioritize customer feedback to help guide our product development efforts.

   We have entered into agreements with several systems integrators and training companies to integrate our products and services into their offerings. These relationships increase market awareness of our software infrastructure and assist us with sales lead generation. For example, we enjoy an ongoing relationship with PwC Consulting that enables them to incorporate Centra solutions into their application deployment methodology. In concert with Centra, PwC Consulting uses Centra products to deliver live interactive training, support, implementation and consulting services to their customers that are deploying enterprise applications such as Oracle, Peoplesoft, SAP and Siebel. We have similar relationships with Deloitte Consulting, KPMG, EDS and RWD Technologies that provide additional marketing resources, awareness and account access to increase our reach into the marketplace.

Competition

   The market for live eLearning and collaboration solutions is immature, competitive, rapidly evolving and subject to rapid technological change. We expect that the intensity of our competition will increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. These include suppliers addressing segments of Centra's overall target market with products and services for virtual classrooms, Web conferences, Web meetings, content management and creation, and related technologies.

   Some of our competitors have longer operating histories, and greater financial, technical, marketing and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential customers. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Employees

   As of December 31, 2001, we employed a total of 294 people. Of these employees, 57 were engaged in professional services, 8 in hosting and ASP services, 87 in sales and marketing, 101 in product development and 41 in general and administration. As of December 31, 2001, 258 were located in the United States and 36 were located outside of the United States. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

   Our headquarters occupy approximately 49,000 square feet in Lexington, MA under a lease that expires on June 30, 2005. These current facilities are expected to meet our needs through December 31, 2002, at which time we may expand our facilities by entering into one or more additional leases at our current location or lease space at another location. In addition, we lease 29,508 square feet in Morrisville, NC, primarily as a research and development facility, under a lease that expires May 27, 2005 and 5,263 square feet for a technical support facility in Duluth, GA under a lease that expires January 31, 2004. We also lease sales and service offices in the United States in the metropolitan areas of Atlanta, Chicago, Dallas, Philadelphia, San Francisco, Seattle and Washington, D.C. and, internationally, in London, Paris, Denmark and Basel, Switzerland. Each of these offices generally is leased under an agreement with a remaining term of 12 months or less.

ITEM 3.  LEGAL PROCEEDINGS

   From time to time Centra has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

  Potential Securities Class Action Lawsuit

   In December 2001, a complaint was filed in the United States District Court for the Southern District of New York, naming as defendants Centra, certain of its officers and directors and the managing underwriters of Centra's initial public offering. The complaint is captioned William Wood, et al., v. Centra
                                            -------------------------------
Software, Inc., et al., No. 01 CV 10988. As of March 13, 2002, neither Centra
-----------------------
nor the named individuals had been served with the complaint, and therefore were not yet formal parties to the suit. The complaint, purportedly brought on behalf of the class of persons who purchased Centra's common stock between February 3, 2000 and December 6, 2000, alleges that, in connection with Centra's initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra's registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. If Centra is made a defendant in the action, it intends to vigorously defend against the allegations, which it believes lack merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "CTRA." Public trading of our common stock commenced on February 3, 2000. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock as reported on the Nasdaq National Market during each quarter the stock has been publicly traded.

                                                                     High   Low
                                                                    ------ ------
Year Ended December 31, 2000:
   First Quarter ended March 31, 2000 (beginning February 3, 2000). $36.88 $21.00
   Second Quarter ended June 30, 2000.............................. $18.25 $ 5.91
   Third Quarter ended September 30, 2000.......................... $15.50 $ 6.44
   Fourth Quarter ended December 31, 2000.......................... $ 8.06 $ 3.13

                                                                     High   Low
                                                                    ------ ------
Year Ended December 31, 2001:
   First Quarter ended March 31, 2001.............................. $ 8.69 $ 3.94
   Second Quarter ended June 30, 2001.............................. $17.00 $ 5.50
   Third Quarter ended September 30, 2001.......................... $17.14 $ 7.61
   Fourth Quarter ended December 31, 2001.......................... $10.70 $ 4.51

   As of February 28, 2002, there were approximately 230 holders of record of our common stock. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

   We have never declared or paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

   In February 2000, we completed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The aggregate gross proceeds from the offering were $80.5 million. Our total expenses in connection with the offering were approximately $7.3 million, of which approximately $5.6 million was for underwriting discounts and commissions to underwriters and $1.7 million was for other expenses paid to persons other than directors or officers of our company or persons owning more than 10 percent of any class of our equity securities. Our net proceeds from the offering were approximately $73.2 million. From the effective date through December 31, 2001, we used approximately $6.5 million for payments of dividends to preferred shareholders, $18.1 million to fund operations, $1.5 million for capital expenditures, $5.0 million for the MindLever acquisition and satisfaction of related debt and $1.0 million to pay amounts outstanding under our loans. As of December 31, 2001, we had approximately $41.1 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in high-quality short-term investments.

ITEM6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                    Year Ended December 31,
                                                         ---------------------------------------------
                                                          1997     1998     1999      2000      2001
                                                         -------  -------  -------  --------  --------
                                                             (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
   License.............................................. $   234  $ 3,356  $ 7,017  $ 18,697  $ 28,815
   Services.............................................      55      870    1,578     4,276    10,302
                                                         -------  -------  -------  --------  --------
       Total revenues...................................     289    4,226    8,595    22,973    39,117
                                                         -------  -------  -------  --------  --------
Cost of revenues:
   License..............................................      75      185      173       314       505
   Services (1).........................................     130      919    1,543     3,381     6,552
                                                         -------  -------  -------  --------  --------
       Total cost of revenue............................     205    1,104    1,716     3,695     7,057
                                                         -------  -------  -------  --------  --------
Gross profit............................................      84    3,122    6,879    19,278    32,060
                                                         -------  -------  -------  --------  --------
Operating expenses:
   Sales and marketing (1)..............................   2,465    5,066    8,040    22,563    25,481
   Product development (1)..............................   3,042    3,078    4,594     8,481    12,516
   General and administrative (1).......................     983    1,442    2,440     4,977     7,418
   Compensation charge for issuance of stock options....      --       --      736       925       887
   Acquired in-process research and development.........      --       --       --        --     2,200
   Amortization of goodwill.............................      --       --       --        --       783
   Amortization of other intangible assets..............      --       --       --        --       533
                                                         -------  -------  -------  --------  --------
       Total operating expenses.........................   6,490    9,586   15,810    36,946    49,818
                                                         -------  -------  -------  --------  --------
       Operating loss...................................  (6,406)  (6,464)  (8,931)  (17,668)  (17,758)
Other income, net.......................................      35      211      308     3,810     1,076
                                                         -------  -------  -------  --------  --------
Net loss................................................  (6,371)  (6,253)  (8,623)  (13,858) $(16,682)
Accretion of discount on preferred stock................     506      506      507       649        --
                                                         -------  -------  -------  --------  --------
Net loss attributable to common stockholders............ $(6,877) $(6,759) $(9,130) $(14,507) $(16,682)
                                                         =======  =======  =======  ========  ========
Basic and diluted net loss per share.................... $ (1.33) $ (1.16) $ (1.39) $  (0.67) $  (0.68)
                                                         =======  =======  =======  ========  ========
Weighted average shares outstanding, basic and diluted..   5,156    5,845    6,588    21,781    24,449
                                                         =======  =======  =======  ========  ========
Pro forma basic and diluted net loss per share..........                   $ (0.64) $  (0.64)
                                                                           =======  ========
Pro forma weighted average shares outstanding, basic and
  diluted...............................................                    15,281    22,608
                                                                           =======  ========

--------
(1)Excludes compensation charge for issuance of stock options. See note (1) to consolidated statements of operations on page 44.

                                                                  December 31,
                                                  --------------------------------------------
                                                   1997      1998      1999     2000    2001
                                                  -------  --------  --------  ------- -------
                                                                 (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments $ 8,079  $  1,979  $  7,878  $65,187 $48,183
Working capital..................................   7,241     1,541     5,828   59,927  42,188
Total assets.....................................   9,238     4,753    13,296   75,064  70,977
Term loan, net of current maturities.............     158       530       376    1,894   2,631
Redeemable convertible preferred stock...........  17,992    18,498    32,480       --      --
Total stockholders' equity (deficit).............  (9,977)  (16,672)  (24,787)  61,874  51,347

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We design, develop, market and support software infrastructure and application service provider (ASP) services for live eLearning and real-time business collaboration. Our enterprise products provide a comprehensive range of knowledge delivery and services which include features such as voice-over-the-Internet, software application sharing, real-time data exchange, shared workspaces, record and playback, and standards-compliant content management and monitoring. Our products to date have been sold primarily to Global 2000 businesses and have consisted of product offerings and network service solutions for corporate eLearning and training, collaborative sales and marketing, and one-to-one customer, partner and employee relationships.

   On April 30, 2001, we acquired MindLever.com, Inc. (MindLever), a provider of management systems for learning content, for $2.9 million in cash and 509,745 shares of common stock valued at approximately $3.8 million, plus acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7.2 million. The acquisition was accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of MindLever have been included in our results of operations from the date of acquisition.

   Through December 31, 2001, our revenues were derived from licenses of our software products, from related maintenance, and from the delivery of implementation consulting, training, hosting and ASP services. We price the license of our enterprise application software on a rental or purchase basis under a variety of licensing models, including perpetual named-user licenses, perpetual concurrent-user licenses, time-limited licenses and revenue-sharing. Customers who license our enterprise application software typically purchase renewable maintenance contracts that provide telephone support, bug fixes and rights to unspecified upgrades and enhancements on a when-and-if available basis over a stated term, usually a twelve-month period. Maintenance is priced as a percentage of our license fees. We also offer implementation consulting, training, and education services to our customers, primarily on a time-and-materials basis, but also for education, on a course subscription or per course basis. In addition, we offer hosting services for customers under hosting agreements, with terms typically ranging from six to twelve months, to outsource the administration and infrastructure necessary to operate our enterprise application software. The hosting fees include a set-up fee and a monthly service fee, in addition to license fees for the software. Finally, we offer all of our licensed products as an ASP service, with terms typically ranging from three to twelve months. The ASP service fees include a set-up fee and monthly, hourly or per event subscription fee.

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

   Centra uses the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. Centra has established sufficient vendor-specific objective evidence for the value of its consulting, training, and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with consulting, training, and other services.

   Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. Centra's products do not require significant customization. Billings to customers are generally due within 90 days of the invoice date. The Company has offered extended payment terms greater than 90 days but less than 12 months to certain of its customers for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into enterprise-wide license arrangements with the Company. The Company believes that it has sufficient history of collecting all amounts due within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time license revenues are recognized.

   Revenues related to maintenance and software application hosting are recognized on a straight-line basis over the period that the maintenance and hosting services are provided. Revenues related to ASP services are recognized on a straight-line basis over the subscription period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues allocable to implementation, consulting and training services are recognized as the services are performed, ratably over a subscription period, or upon completing project milestones if defined in the agreement.

   We record as deferred revenues any billed amounts due from customers in excess of revenues recognized. Deferred revenue at December 31, 2001 consisted primarily of deferred contract maintenance, deferred ASP services, deferred consulting services, deferred license revenue, deferred hosting services and deferred education services.

   We sell our products and services primarily through a direct sales force and through relationships with distributors, resellers and other strategic partners. We have established European direct sales and service operations headquartered in the United Kingdom and have master distributors in Japan and Korea. In addition, we have value added resellers throughout Europe, the Middle East, the Pacific Rim, China, India, Brazil and South Africa. Revenues from sales outside of the United States were $787,000, $2,767,000 and $10,045,000 or 9%, 12% and 26% of our total revenues for 1999, 2000 and 2001, respectively. During 1999, 2000 and 2001, we have invested in the infrastructure necessary to expand our global operations, including the formation and staffing of our European subsidiaries and our Asian operations. We expect to continue to invest in our international operations as we expand our international direct and indirect channels and enhance our marketing efforts to increase worldwide market share. We anticipate that revenues derived from outside the United States will increase both in terms of percentage of revenues and absolute dollars.

   Our cost of license revenues includes royalties due to third parties for technology included in our products, as well as costs of product documentation, media used to deliver our products, and fulfillment. Our cost of service revenues includes (a) salaries and related expenses for our consulting, education, technical support and information technology services organizations,
(b) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing our services, and (c) direct costs related to our hosting and ASP service offerings.

   Our operating expenses are classified into six general categories: sales and marketing, product development, general and administrative, compensation charge for issuance of stock options, acquired in-process research and development, and amortization of goodwill and other intangible assets.

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

    . General and administrative expenses consist primarily of salaries and other related costs for executive, financial, administrative and information technology personnel, as well as outside accounting, legal, investor relations and other costs associated with being a public company.

    . Compensation charge for issuance of stock options represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the deemed fair market value of the options for financial reporting purposes.

    . Acquired in-process research and development represents the cost of incomplete research and development projects acquired through the Mindlever acquisition. The cost is the estimated fair value of the research and development projects based on risk-adjusted cash flows. These costs were expensed as of the date of acquisition.

    . Amortization of goodwill and other intangible assets represents the amortization, over five and three year periods respectively, of the excess of the purchase price over the fair value of the identifiable tangible net assets acquired and the valuation of the developed technology and know-how and assembled workforce.

   In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

   Our previously outstanding series A and series B preferred stock had participation rights that allowed holders to receive a premium equal to 150% of their original investment upon redemption, liquidation or automatic conversion of the preferred stock into common stock. For financial reporting purposes, we discounted the value of series A and series B preferred stock by the value of these participation rights. Prior to February 2000, we had been increasing the carrying value of the series A and series B preferred stock for the liquidation premium and participation discount through charges to stockholders' deficit over the redemption period. This increase is also reflected in the accretion of discount on preferred stock in our statement of operations. Upon the automatic conversion of the series A and series B preferred stock into common stock in February 2000, $649,000 in unamortized liquidation premium and participation discount on the series A and series B preferred stock was accreted.

   We have experienced substantial losses in each fiscal period since our inception. As of December 31, 2001, we had an accumulated deficit of $57.7 million. These losses and our accumulated deficit have resulted from our initial lack of substantial revenues, as well as the significant costs incurred in the development of our products and services and in the preliminary establishment of our infrastructure. We expect to increase our expenditures in all areas in order to execute our business plan, and to expand further internationally, particularly in sales and marketing. The planned increase in sales and marketing expense will result principally from the hiring of additional sales force personnel and from marketing programs to maintain brand awareness. Accordingly, we expect to experience additional losses during 2002.

   Although we have experienced significant revenue growth in recent periods, our recent rate of revenue growth may not be sustainable. We may not be able to continue to increase our revenues or to attain profitability and, if we do achieve profitability, we may not be able to sustain profitability for any period. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely upon them as an indication of our future financial performance. See "Factors That May Affect Future Results" below.

Results of Operations

   The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

                                                         Year Ended December 31,
                                                         ---------------------
                                                          1999       2000  2001
                                                         ----        ----  ----
   Consolidated Statement of Operations Data:
   Revenues:
      License...........................................    82%       81%   74%
      Services..........................................    18        19    26
                                                          ----       ---   ---
          Total revenues................................   100       100   100
   Cost of revenues:
      License...........................................     2         1     1
      Services(1).......................................    18        15    17
                                                          ----       ---   ---
          Total cost of revenues........................    20        16    18
                                                          ----       ---   ---
   Gross margin.........................................    80        84    82
   Operating expenses:
      Sales and marketing(1)............................    94        98    65
      Product development(1)............................    53        37    32
      General and administrative(1).....................    28        22    19
      Compensation charge for issuance of stock options.     9         4     2
      Acquired in-process research and development......    --        --     6
      Amortization of goodwill..........................    --        --     2
      Amortization of other intangible assets...........    --        --     1
                                                          ----       ---   ---
          Total operating expenses......................   184       161   127
                                                          ----       ---   ---
   Operating loss.......................................  (104)      (77)  (45)
   Other income, net....................................     3        17     2
                                                          ----       ---   ---
   Net loss.............................................  (101)%     (60)% (43)%
                                                          ====       ===   ===

--------
(1)Excludes compensation charge for issuance of stock options. See note (1) to consolidated statements of operations on page 44.

  Comparison of 2001 and 2000

   Revenues. Total revenues increased by $16.1 million, or 70%, to $39.1 million for 2001, from $23.0 million for 2000. The increase was attributable to an increase in our customer base resulting in substantial growth in license and service revenues.

    . License revenues increased by $10.1 million, or 54%, to $28.8 million for 2001, from $18.7 million for 2000. The increase was attributable to more effective sales efforts due in part to the continued expansion of our direct sales force, increased revenues from our value-added reseller partners and expanded sales to our existing customer base.

    . Services revenues increased by $6.0 million, or 140%, to $10.3 million for 2001, from $4.3 million for 2000. The increase related primarily to an increase in sales of maintenance contracts to new and existing customers, increased ASP revenues due to broader acceptance of our ASP service offerings, and an increase in consulting revenues. Services revenues represented 26% of total revenues for 2001 compared to 19% of total revenues for 2000.

   Cost of license revenues. Cost of license revenues increased by $191,000, or 61%, to $505,000 for 2001, from $314,000 for 2000. Cost of license revenues was 2% of license revenues for both 2001 and 2000. We anticipate that cost of license revenues will increase in the future in absolute dollars due to additional customers licensing our products and the licensing of additional technologies from third parties.

   Cost of services revenues. Cost of services revenues increased by $3.2 million, or 94%, to $6.6 million for 2001, from $3.4 million for 2000. The increase was due primarily to increased costs associated with providing our ASP service offering, as well as an increase in the number of technical support, consulting and education personnel providing services to our customers. Cost of services revenues was 64% of services revenues for 2001 and 79% of services revenues for 2000. The decrease as a percentage of services revenues was due primarily to a greater growth rate in services revenues than in services costs. The growth in services revenues was attributable to a larger installed customer base and increased ASP service revenues while costs of ASP services revenues increased only as additional capacity was needed. We anticipate that the cost of services revenues will continue to increase in absolute dollars to the extent that we continue to generate new customers and associated services revenues and continue to expand our ASP service business. Cost of services revenues as a percentage of services revenues can be expected to vary significantly from period to period depending on the mix of services that we provide and the overall utilization rates of our service personnel and ASP service.

   Sales and marketing expenses. Sales and marketing expenses increased by $2.9 million, or 13%, to $25.5 million for 2001, from $22.6 million for 2000. The increase was primarily attributable to an increase in the number of direct sales, telemarketing and sales management employees, as well as an increase in sales commissions and bonuses attributable to increased revenues over the previous year. Sales and marketing expenses were 65% of total revenues for 2001 and 98% of total revenues for 2000. We expect that sales and marketing expenses will continue to increase in absolute dollars to support marketing programs for new product launches, international expansion and increased sales efforts, but will decline as a percentage of revenues to the extent that we experience continued revenue growth.

   Product development expenses. Product development expenses increased by $4.0 million, or 47%, to $12.5 million for 2001, from $8.5 million for 2000. The increase primarily resulted from salaries associated with newly hired product development personnel, a significant portion of which were added as a result of the MindLever acquisition, and their related benefit and overhead costs. Product development expenses were 32% of total revenues for 2001 and 37% of total revenues for 2000. The decrease as a percentage of total revenues was due primarily to a larger increase in total revenues than the increase in product development expenses. We believe that continued investment in product development is critical to attaining our strategic objectives, and, as a result, we expect product development expenses will continue to increase in absolute dollars as additional product development personnel are added and additional investments are made for third party source code, but will decline as a percentage of revenues to the extent that we experience continued revenue growth.

   General and administrative expenses. General and administrative expenses increased by $2.4 million, or 48%, to $7.4 million for 2001, from $5.0 million for 2000. The increase resulted primarily from costs associated with increased headcount and related operational costs required to manage our growth and costs associated with being a public company. General and administrative expenses were 19% of total revenues for 2001 and 22% of total revenues for 2000. The decrease as a percentage of total revenues was due primarily to a larger increase in total revenues than the increase in general and administrative expenses. We expect that general and administrative expenses will continue to increase in absolute dollars as we continue to add administrative personnel to support our expanding operations and incur additional costs related to the growth of our business, but will decline as a percentage of revenues to the extent that we experience continued revenue growth.

   Compensation charge for issuance of stock options. We incurred a charge of $887,000 for 2001, a decrease of $38,000 from $925,000 in 2000, related to the issuance of stock options during 1999 and 2000. These options, which typically vest over periods of up to four years, will result in additional compensation expense of approximately $1.3 million for periods ending subsequent to December 31, 2001. If all options vest in accordance with the original terms, we expect to incur charges of $868,000 in 2002 and $458,000 in 2003. For additional information see note (1) to our consolidated statements of operations on page 44 and note 7(b) of notes to consolidated financial statements on page 58.

   Acquired in-process research and development. In conjunction with our acquisition of Mindlever, we allocated $2.2 million of the purchase price to in-process research and development projects. At the date of acquisition, the projects had not yet reached technical feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of acquisition.

   Amortization of goodwill and other intangible assets. We recognized amortization of goodwill and other intangible assets in the amount of $1.3 million for the year ended December 31, 2001, while we recognized no such expense for the prior year. In conjunction with our acquisition of MindLever, we allocated approximately $5.9 million to goodwill, $2.4 million to other intangible assets, including $2.1 million to developed technology and know-how and $300,000 to assembled workforce. Amortization of goodwill and other intangible assets represents the amortization, over five and three year periods, respectively, of the excess of the purchase price over the fair value of the identifiable intangible net assets acquired and the valuation of developed technology and know-how and assembled workforce. Amortization of goodwill, developed technology and assembled workforce was $783,000, $467,000 and $66,000, respectively for the year ended December 31, 2001. As of January 1, 2002, the Company will cease amortizing goodwill and assembled workforce. See "Recent Accounting Pronouncements" on page 21.

   Other income, net. Other income, net of other expenses, decreased by $2.7 million, or 71%, to $1.1 million for 2001, from $3.8 million for 2000. The decrease resulted from a reduction in interest income of $1.6 million year over year due to lower average cash balances for 2001 and a lower effective interest rate. The reduction was also the result of recording a $772,000 loss attributable to our sale of certain short-term debt obligations of California-based electric utilities when their ratings dropped to below investment grade in the year ended December 31, 2001.

  Comparison of 2000 and 1999

   Revenues. Total revenues increased by $14.4 million, or 167%, to $23.0 million for 2000, from $8.6 million for 1999. The increase was attributable to an increase in our customer base resulting in substantial growth in license and services revenues.

    . License revenues increased by $11.7 million, or 166%, to $18.7 million for 2000, from $7.0 million for 1999. The increase was attributable to the continued expansion of our sales force, increased revenues from our value-added reseller partners, expanded sales to our existing customer base, and an increase in the average selling prices of software licenses.

    . Services revenues increased by $2.7 million, or 171%, to $4.3 million for 2000, from $1.6 million for 1999. The increase related primarily to an increase in maintenance support contracts to new and existing customers and consulting services sold to new customers. Services revenues represented 19% of total revenues for 2000 and 18% of total revenues for 1999.

   Cost of license revenues. Cost of license revenues increased by $141,000, or 81%, to $314,000 for 2000, from $173,000 for 1999. Cost of license revenues was 2% of license revenues for both 2000 and 1999.

   Cost of services revenues. Cost of services revenues increased by $1.8 million, or 119%, to $3.4 million for 2000, from $1.5 million for 1999. The increase was due primarily to an increase in the number of technical support, consulting and education personnel providing services to our customers. Cost of services revenues was 79% of services revenues for 2000 and 98% of services revenues for 1999. The decrease as a percentage of service revenues was due primarily to the growth in services revenues resulting from a larger installed customer base.

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

   General and administrative expenses. General and administrative expenses increased by $2.6 million, or 104%, to $5.0 million for 2000, from $2.4 million for 1999. The increase primarily resulted from salaries associated with newly hired personnel, related operational costs required to manage our growth and costs associated with being a public company. General and administrative expenses were 22% of total revenues for 2000 and 28% of total revenues for 1999. The decrease as a percentage of total revenues was due primarily to the increase in total revenues.

   Compensation charge for issuance of stock options. We incurred a charge of $925,000 for 2000, an increase of $189,000 from $736,000 in 1999, related to the issuance of stock options to employees and non-employees during 1999 and 2000.

   Other income, net. Other income, net increased by $3.5 million, or 1137%, to $3.8 million for 2000, from $308,000 for 1999. The increase resulted from a higher average cash balance for 2000 compared to 1999 due to the receipt of proceeds from our initial public offering in February 2000.

Quarterly Results of Operations

   The following table presents our unaudited quarterly results of operations for 2000 and 2001. You should read the following table in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and it includes all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

                                                                  Quarter Ended,
                                     ------------------------------------------------------------------------
                                     Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                                       2000     2000     2000      2000     2001     2001     2001      2001
                                     -------- -------- --------- -------- -------- -------- --------- --------
                                                                  (in thousands)
Consolidated Statement of
  Operations Data:
Revenues:
 License............................ $ 3,150  $ 4,054   $ 5,187  $ 6,306  $ 7,219  $ 7,501   $ 6,467  $ 7,628
 Services...........................     643      961     1,148    1,524    1,853    2,259     2,769    3,421
                                     -------  -------   -------  -------  -------  -------   -------  -------
   Total revenues...................   3,793    5,015     6,335    7,830    9,072    9,760     9,236   11,049
                                     -------  -------   -------  -------  -------  -------   -------  -------
Cost of revenues:
 License............................      31       31       154       98      147      137       100      121
 Services/(1)/......................     649      741       829    1,162    1,565    1,661     1,719    1,607
                                     -------  -------   -------  -------  -------  -------   -------  -------
   Total cost of revenues...........     680      772       983    1,260    1,712    1,798     1,819    1,728
                                     -------  -------   -------  -------  -------  -------   -------  -------
Gross profit........................   3,113    4,243     5,352    6,570    7,360    7,962     7,417    9,321
                                     -------  -------   -------  -------  -------  -------   -------  -------
Operating expenses:
 Sales and marketing/(1)/...........   4,152    5,091     6,243    7,077    6,336    6,702     5,873    6,570
 Product development/(1)/...........   1,806    2,339     2,229    2,107    2,635    3,428     3,418    3,035
 General and administrative/(1)/....     953    1,144     1,216    1,664    1,917    1,916     1,831    1,754
 Compensation charge for issuance of
   stock options....................     234      240       228      223      223      223       223      218
 Acquired in-process research and
   development......................      --       --        --       --       --    2,200        --       --
 Amortization of goodwill and other
   intangible assets................      --       --        --       --       --      329       494      493
                                     -------  -------   -------  -------  -------  -------   -------  -------
   Total operating expenses.........   7,145    8,814     9,916   11,071   11,111   14,798    11,839   12,070
                                     -------  -------   -------  -------  -------  -------   -------  -------
Operating loss......................  (4,032)  (4,571)   (4,564)  (4,501)  (3,751)  (6,836)   (4,422)  (2,749)
Other income, net...................     588    1,091     1,065    1,066      (47)     565       423      135
                                     -------  -------   -------  -------  -------  -------   -------  -------
Net loss............................  (3,444)  (3,480)   (3,499)  (3,435)  (3,798)  (6,271)   (3,999)  (2,614)
Accretion of discount on preferred
  stock.............................     649       --        --       --       --       --        --       --
                                     -------  -------   -------  -------  -------  -------   -------  -------
Net loss attributable to common
  stockholders...................... $(4,093) $(3,480)  $(3,499) $(3,435) $(3,798) $(6,271)  $(3,999) $(2,614)
                                     =======  =======   =======  =======  =======  =======   =======  =======

(1)Excludes compensation charge for issuance of stock options. See note (1) to consolidated statements of operations on page 44.

   Our total revenues have increased in each successive quarter in all but one of the quarterly periods presented, primarily due to increased acceptance of our products, the expansion of our sales force and increased services revenues as our installed customer base has grown. Total cost of revenues also have generally increased in absolute dollars over the periods presented due to increased royalty costs resulting from increased revenues and an increase in the number of professional services personnel.

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

Liquidity and Capital Resources

   On February 3, 2000, we completed our initial public offering of 5,000,000 shares of common stock. Additionally, on March 2, 2000, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 750,000 shares. At the offering price of $14.00 per share, we received $73.2 million from these transactions, net of underwriting discounts and commissions and offering costs.

   As of December 31, 2001, we had cash and cash equivalents of $25.4 million and short term investments of $22.8 million, a decrease from $16.6 million of cash and cash equivalents and a decrease of $413,000 of short term investments as of December 31, 2000. This decrease is primarily related to cash used to fund operations in 2001 and to acquire Mindlever in April 2001. Our working capital as of December 31, 2001 was $42.2 million, compared to $59.9 million as of December 31, 2000.

   Net cash used in operating activities was $11.3 million for 2001, primarily the result of operating losses, partially offset by non-cash expenses, consisting primarily of amortization of goodwill and other intangibles and the write-off of acquired in-process research and development. Also contributing to the net cash used in operating activities was an increase in accounts receivable of approximately $5.2 million, partially offset by an increase in deferred revenue of approximately $2.9 million. Our operating activities had resulted in net cash outflows of $8.5 million for 2000 and $5.7 million for 1999. The operating cash outflows resulted primarily from operating losses reduced by non cash expenses and increases in accounts receivable and prepaid expenses, partially offset by increases in accrued expenses and deferred revenues.

   Our investing activities had resulted in a net cash outflow of $6.8 million for 2001, due primarily to the acquisition of Mindlever and for purchases of property and equipment. Our investing activities had resulted in net cash outflows of $26.1 million for 2000 and $2.0 million for 1999. Our investing activities consisted principally of purchases of short-term debt instruments in 2000 and property and equipment in 2000 and 1999.

   On January 29, 2001, we liquidated, prior to maturity, certain short-term debt obligations of California-based electric utilities recorded as investments. As the result of the decline in fair value at the time of liquidation, Centra recorded a loss of approximately $772,000 in the year ended December 31, 2001.

   Our financing activities have principally consisted of sales of our preferred and common stock and the issuance and repayment of bank loans. Net cash provided by financing activities was $1.5 million for 2001, resulting from drawings of $2.5 million made under our $4.5 million equipment line of credit and the receipt of proceeds from stock purchases under the employee stock purchase plan and from the exercise of stock options, partially offset by payments on the debt assumed as part of the MindLever acquisition and payments made under a term loan and two capital leases. Net cash provided by financing activities in 2000 had been $68.8 million, reflecting the net proceeds of $73.2 million received from our initial public offering, partially offset by $6.5 million in payments to the series A and B preferred shareholders that were due upon completion of the public offering. Our financing activities had resulted in a net cash inflow of $13.6 million in 1999, due primarily to the sale of our equity securities.

   On December 22, 2000 and May 4, 2001, Centra amended its equipment line of credit agreement to allow $2.0 and $2.5 million of additional borrowings, respectively, of which $4.1 million was outstanding at December 31, 2001. Interest is payable monthly based on the prime rate (4.75% at December 31, 2001) plus 0.50%. Amounts outstanding are payable in 36 equal monthly installments beginning on October 1, 2001. Additionally at December 31, 2001, Centra had outstanding borrowings under the original equipment line of credit of $58,000, bearing interest at prime rate plus 1.0% per annum. All borrowings are secured by substantially all of Centra's assets. The amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and short term investments of $30 million. We were in compliance with our covenants under the equipment line of credit at December 31, 2001.

   Capital expenditures totaled $3.0 million for 2001, $3.2 million for 2000 and $1.3 million for 1999. Our capital expenditures consisted of purchases of operating assets to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to continue for the foreseeable future as we increase our number of employees, increase the size of our operating facilities, increase our ASP service infrastructure and improve and expand our information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

   As of December 31, 2001, we have commitments under operating leases for our leased facilities that run through December 2005. Our obligations for minimum future rental payments under these agreements total $6.7 million, approximately $2.0 million of which is to be paid per year through 2004 and approximately $851,000 of which is to be paid in 2005. In addition, we have future minimum payments under our short and long-term debt, consisting of an equipment line of credit and capital leases, totaling $4.2 million, to be paid through 2004.

   As of December 31, 2001, we had net operating loss carryforwards of $39.5 million and research and development credit carryforwards of $1.1 million. The net operating loss and credit carryforwards will expire at various dates, beginning in 2002, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our financial statements to reflect the uncertainty of our ability to use available tax loss carryforwards and other deferred tax assets.

   We expect to continue to experience significant growth in our capital expenditures, cost of revenues and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. We believe that our existing cash balances, will be sufficient to finance our operations through at least the next 12 months. However, thereafter, we may need to raise additional funds to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, or acquire complementary businesses or technologies. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, the securities could have rights, preferences or privileges senior to our common stock.

Subsequent Event

   On January 16, 2002, we entered into an Agreement and Plan of Merger and Reorganization with SmartForce PLC, and its wholly owned subsidiary, Atlantic Acquisition Corp. Under the merger agreement, holders of our common stock will receive 0.425 SmartForce American Depositary Shares (ADSs) for each share of our common stock outstanding at the time of the merger. The merger, which is expected to close in the second calendar quarter of 2002, is subject to certain conditions including the approval of the merger by our stockholders and the approval by SmartForce's shareholders of the issuance of SmartForce ADSs in the merger. The merger is intended to qualify as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, and will be accounted for as a purchase transaction by Smartforce PLC.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets, determined to have indefinite lives, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis, at least annually. This statement is effective for the Company in the first quarter of its fiscal year ending December 31, 2002. As of January 1, 2002, the Company will cease amortizing goodwill and reclassify assembled workforce to goodwill. The Company does not believe these assets are currently impaired. The adoption of SFAS No. 142 is expected to reduce the Company's amortization expense by approximately $1.3 million in 2002 and 2003, $1.2 million in 2004 and 2005 and $400,000 in 2006. The Company will continue to review these assets for impairment on at least an annual basis.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS No. 144 it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

Factors That Could Affect Future Results

   From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" involving risks and uncertainties. In particular, statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report relating to management's expectations concerning our future results of operations and the sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of these factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. Centra disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise.

   Except as otherwise expressly stated, forward-looking statements contained in this report assume that we will continue to operate as an independent company and do not give effect to our proposed merger with SmartForce Public Limited Company, described under "Subsequent Event" on page 21. Consummation of the proposed merger with SmartForce will cause our business plans and our results to differ in material respects from those indicated in the forward-looking statements appearing herein. Important factors that may cause our actual results to differ from the forward-looking statements described above include, but are not limited to, the following factors discussed below.

Risks Related To The Proposed Merger With SmartForce

Failure to complete the merger with SmartForce could damage our financial condition and our business.

   If the merger with SmartForce is not completed for any reason, we will be subject to a number of material risks, including:

    . the provision in the merger agreement which provides that under certain circumstances described in the merger agreement, we could be required to pay SmartForce a termination fee in the amount of $12 million;

    . costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees, must be paid even if the merger is not completed;

    . benefits that we expect to realize from the merger would not be realized; and

    . the diversion of management attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers and suppliers during the period before consummation of the merger may damage our competitive position and our business.

During the pendency of the merger, we may not be able to enter into a merger or business combination with another party that might be advantageous to us, because of restrictions in the merger agreement.

   Covenants in the merger agreement may impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not consummated, we may be at a disadvantage to our competitors. In addition, while the merger agreement is in effect and subject to narrowly defined exceptions, we are prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business with any third party. As a result, we might be prevented from entering into transactions which might otherwise have been favorable to our stockholders.

We may lose key personnel, customers and business partners due to uncertainties associated with the merger.

   Pending the closing of the merger, our current and prospective employees, customers and business partners may experience uncertainty about their future relationships with the resulting combined company. Such uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Current and prospective customers and business partners may, in response to the announcement of the merger agreement, delay or cancel purchasing decisions. Any delay in, or cancellation of, purchasing decisions could adversely affect our business and results of operations.

Partners or customers may react unfavorably to the proposed combination.

   We seek to enter relationships with numerous other technology companies, including software and services firms, to deliver our products and services to customers. Some of these partners may feel that the proposed merger poses new competitive threats to their businesses and as a result may discontinue their relationships with us. In addition, some of our customers may view SmartForce as a competitor to them and, therefore, terminate their relationships with us.

Other Risks

Our quarterly operating results may fluctuate significantly. This makes it more difficult to predict our future financial performance, and increases the likelihood that our results for a particular quarter could fall below the expectations of market analysts and investors, which could cause the price of our stock to drop rapidly and severely.

   We have in the past experienced fluctuations in our quarterly operating results and anticipate that such fluctuations will continue and could intensify in the future. As a result, it is likely that in one or more future quarters our results of operations will be below the expectations of public market analysts and investors. This could adversely affect the price of our common stock. For example, in October 2001, we announced revenues for the quarter ended September 30, 2001 that were substantially lower than had been expected by the investment market. As a result of this announcement, the trading price of our common stock declined approximately 33% by the end of the following trading day.

   Our operating results have fluctuated, and may continue to fluctuate, as a result of a number of factors, including:

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

Our limited operating history makes it difficult to evaluate our future prospects.

   We began shipping our first product in July 1997 and began to provide our eMeeting product as an ASP service in June 2000 and our Symposium and Conference products as an ASP service in October 2000. Additionally, we began shipping our Centra Knowledge Products in June 2001. Our limited operating history may make it difficult for investors to evaluate our future prospects.

We have incurred substantial losses in the past and may not achieve profitability in the future.

   Since we began operations, we have incurred substantial net losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may fall. We had net losses of $8.6 million in 1999 and $13.9 million in 2000 and $16.7 million in 2001. As a result of ongoing operating losses, we had an accumulated deficit of $57.7 million at December 31, 2001. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We may not sustain our growth or generate sufficient revenues to attain profitability.

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

   We anticipate that revenues from our Centra Symposium(TM) product and related services will continue to constitute a substantial portion of our revenues for the foreseeable future. Consequently, any decline in the demand for Centra Symposium(TM) would seriously harm our business.

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

   Some of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than we do. Some have significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Our success depends on our ability to expand our sales force and distribution channels.

   To increase our revenues, we must increase the size of our sales force, the number of our indirect channel partners, including value-added resellers and systems integrators and the number of our alliance partners, including technology, content and service providers. As of December 31, 2001, our sales organization consisted of 74 professionals. We intend to increase our sales organization over the next twelve months. However, there is competition for qualified sales personnel in our business, and we cannot assure that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Our existing or future channel partners and alliance partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, we may face conflicts among our sales force and our channel and alliance partners. Our inability to increase our direct sales force and our number of indirect channel partners and alliance partners may limit our future revenue growth and hurt our future operating results.

If we lose the services of our chief executive officer, chief operating officer or any other member of our management team, our business could suffer.

   Our future success depends to a significant degree on the skill, experience and efforts of Leon Navickas, our chief executive officer, Anthony Mark, our president and chief operating officer, and the other members of our management team. The loss of any member of our management team could have a material adverse effect on our business. We do not have agreements with any of our executive officers which commit them to remain employed by us.

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

   Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel, and on our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From January 1, 2001 to December 31, 2001, the number of our employees increased from 201 to 294. To manage our future growth, if any, effectively, we must continue to enhance our information technology infrastructure, financial and accounting systems, controls and personnel, integrate a significant number of new hires, and manage expanded operations in geographically distributed locations. In addition, we may need to identify and move to alternative facilities to accommodate our growth, which could disrupt our business and hurt our operating results.

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

   In addition to our North American operations, we have established sales, marketing and service operations in Europe and the Pacific Rim. This expansion will require additional resources and management attention and will subject us to new regulatory, economic and political risks. Given our limited experience in international markets, we cannot be sure that our international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products and services, lower the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

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

   Our success depends to a significant degree upon the protection of our software and other proprietary technology. If we fail to protect our proprietary rights, other companies might copy our technology and introduce products or services which compete with ours, without paying us for our technology. This could have a material adverse effect on our business, operating results and financial condition. Our proprietary technology includes the Centra(R) trademark, among others, and two patent applications, neither of which has been issued. We depend upon a combination of patent and trademark laws, license agreements, non-disclosure and other contractual provisions to protect proprietary and distribution rights in our products. In addition, we attempt to protect our proprietary information and those of our vendors and partners through confidentiality and license agreements with our employees and others. Although we have taken steps to protect our proprietary technology, they may be inadequate. Existing trade secret, copyright and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

Claims by other companies that we infringe their proprietary technology could force us to redesign our products or otherwise hurt our financial condition.

   If we were to discover that any of our products violated third-party proprietary rights, there can be no assurance that we would be able to reengineer the product or to obtain a license on commercially reasonable terms, or at all, that would enable us to continue offering the product without substantial reengineering. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly developing technology environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products or cause our customers to stop using our products.

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

We may require additional funds.

   We expect that our current cash, cash equivalents and short-term investments will be adequate to provide us with sufficient working capital for at least the next 12 months. However, our current plans and projections may prove to be inaccurate or our expected cash flow may prove to be insufficient to fund our operations because of product delays, unanticipated expenses or other unforeseen difficulties. Therefore, we may need to raise additional capital in order to fund the development and marketing of our products and services.

   Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest, particularly in business collaboration software companies. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our product development activities, or delay our continued roll-out of new products and product versions. Any of these actions may seriously harm our business and operating results.

Our historical operating results may not be indicative of future performance.

   Because of the foregoing factors, our operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on them as indicative of our future performance. You should also evaluate our prospects in light of the risks, expenses and difficulties commonly encountered by comparable early-stage companies in new and rapidly emerging markets. We cannot assure you that we will successfully address the risks and challenges that face us. In addition, although we have experienced significant revenue growth recently, we cannot assure you that our revenues will continue to grow or that we will become or remain profitable in the future.

We may not successfully integrate the technologies and/or personnel of MindLever.com, Inc. or any other entity that we acquire in the future and, as a result, may not realize the expected benefits of such acquisitions.

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

   If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. If we make a future acquisition, we could issue equity securities which would dilute current stockholders' percentage ownership, incur substantial debt, assume contingent liabilities, incur a one-time charge or be required to amortize goodwill, or any combination of the foregoing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since some of our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of United States interest rates, particularly since our investments are in short-term instruments and our long-term debt and available line of credit require interest payments calculated at variable rates. Based on the nature and current levels of our investments and debt, however, we have concluded that there is no material market risk exposure.

   In January 2001, we liquidated certain short-term debt obligations of California-based electric utilities when their ratings dropped to below investment grade, which resulted in a realized loss of approximately $772,000.

   Our general investing policy is to limit the risk of principal loss and to seek to ensure the safety of invested funds by limiting market and credit risk. We currently use a registered investment manager to place our investments in highly liquid money market accounts and government backed securities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data required by this Item 8 are listed in Item 14 (a) (1) and begin at page 41 of this report.

   The quarterly financial information required by this Item 8 is included in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT

                       DIRECTORS AND EXECUTIVE OFFICERS

   The following table sets forth certain information concerning each director and executive officer of Centra:

  Name                   Age Position
  ----                   --- --------
  Leon Navickas......... 45  Chief Executive Officer and Chairman
  Anthony J. Mark....... 55  President and Chief Operating Officer
  Stephen A. Johnson.... 46  Chief Financial Officer, Treasurer and Secretary
  Joseph M. Gruttadauria 42  Senior Vice President, Professional Services
  Steven N. Lesser...... 45  Vice President, Worldwide Sales
  David Barrett (1)..... 45  Director
  Richard D'Amore (1)... 48  Director
  Robert E. Hult (2).... 55  Director

--------
(1)Member of the Audit Committee and Compensation Committee.
(2)Member of the Audit Committee

   Leon Navickas founded Centra and has served as our Chief Executive Officer and Chairman of the Board since our incorporation in April 1995. He also served as our President from our incorporation until January 1999. From May 1983 until April 1995, Mr. Navickas served as General Manager of Research and Development, Notes Division for Lotus Development Corp.

   Anthony J. Mark has served as our President and Chief Operating Officer since January 1999 and as our Chief Operating Officer since October 1997. From March 1997 until October 1997, Mr. Mark served as our Vice President, Product Development. From May 1995 until March 1997, he performed consulting services for a number of private companies. From May 1993 until May 1995, Mr. Mark served as Vice President and General Manager, Broadcast Products Division for Avid Technology, Inc., a software development company.

   Stephen A. Johnson has served as our Chief Financial Officer since November 1998. Since June 1999, Mr. Johnson has served as our Chief Financial Officer, Treasurer and Secretary. From May 1997 until November 1998, Mr. Johnson served as our Director of Finance and Administration. From March 1997 until May 1997, he served as a consultant to Centra. From October 1991 until March 1997, Mr. Johnson served in a number of positions at Avid Technology, Inc., including Controller from October 1991 until August 1995; Finance Manager, Desktop Products Division from August 1995 until February 1996; and Director of Finance, Worldwide Field Operations from February 1996 until March 1997.

   Joseph M. Gruttadauria has served as our Senior Vice President, Professional Services since October 2000 and our Vice President, Professional Services since March 1997. From March 1996 until March 1997, Mr. Gruttadauria served as the Vice President of Sales and Services and Chief Information Officer for OneWave, Inc., a consulting company. From December 1994 until March 1996, he served as Director, Customer Service for SAP Americas, a software company. From June 1994 until December 1994 Mr. Gruttadauria served as Vice President, Services and Manufacturing for the Softswitch Business Unit of Lotus Development Corp. From December 1989 until June 1994 Mr. Gruttadauria served as Vice President, Service and Manufacturing for Softswitch, Inc. a software development company.

   Steven N. Lesser has served as our Vice President, Worldwide Sales since January 1999. From July 1997 to August 1998, Mr. Lesser served as Vice President, North American Sales for Marcam Corporation, a software development company. From March 1993 until July 1997, he served as Vice President, North America Sales for MAPICS Business Group of Marcam Corporation.

   David Barrett has served as a director since December 1999. Since August 2001, Mr. Barrett has been a General Partner at Polaris Venture Partners, LLP, a venture capital investing firm, which he joined in May 2000 as a Venture Partner. From February 1998 to March 2000, Mr. Barrett served as Executive Vice President of Calico Commerce, Inc., a provider of e-business enabling software and services, including responsibilities as Chief Operating Officer from April 1999 to March 2000. From December 1996 until February 1998, Mr. Barrett served as Senior Vice President, Worldwide Operations at Pure Atria/Rational Software Corporation, an enterprise software development automation company. From March 1996 to December 1996, Mr. Barrett served as Vice President, Sales, Marketing and Services at Nets, Inc., an e-commerce company. From August 1984 through March 1996, Mr. Barrett held numerous executive roles for Lotus Development Corporation/IBM, including service as Vice President, Field Sales and Services from July 1993 until March 1996. Mr. Barrett is a director of four other companies.

   Richard D'Amore has served as a director since April 1995. Since March 1994, Mr. D'Amore has been a General Partner of North Bridge Venture Partners, L.P., a venture capital investing firm. Mr. D'Amore also serves as a director of Veeco Instruments, Inc., Silverstream Software, Inc., and Solectron Corporation.

   Robert E. Hult has served as a director since January 2001. Since March 1998, Mr. Hult has been the Senior Vice President Finance and Operations, Chief Financial Officer and Treasurer for NMS Communications, a provider of systems and platform building blocks for voice, video and data communication services on wireless and wireline networks. From June 1997 to October 1998, Mr. Hult served as the Vice President and General Manager for AltaVista Search Service, an internet portal acquired by Compaq. From December 1995 to June 1997, Mr. Hult served as Chief Financial Officer, and Vice President Operations & Web Business Development for AltaVista Internet Software, Inc., a wholly owned subsidiary of Digital Equipment Corp. He served Digital Equipment Corporation in a variety of financial executive positions from 1972 to 1995.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file.

   Based solely upon review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2001 and Forms 5 and amendments thereto furnished with respect to fiscal 2001, we believe that, except for the failure to file a Form 3 Initial Statement of Beneficial Ownership of Securities of Robert E. Hult (which omission was subsequently corrected by the filing of a Form 5), all of our officers, directors and greater-than-10% stockholders fulfilled their
Section 16(a) filing requirements in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION

               REMUNERATION OF EXECUTIVE OFFICERS AND DIRECTORS

Directors' Compensation

   We do not currently compensate directors for their services as members of the board of directors or any committee of the board. We reimburse directors for out-of-pocket expenses incurred in attending board and committee meetings.

   In January 2001, the board of directors granted David Barrett an option to purchase 17,500 shares of common stock at a price of $4.13 per share. They vest over a 4-year period with 6.25% vesting each quarter. Additionally, in January 2001, the board of directors granted Richard D'Amore and Robert Hult options to purchase 40,000 shares of common stock at a price of $4.13 per share. They vest over a 4-year period with 25% vesting at the first anniversary of the grant date and 6.25% each quarter thereafter. These options were issued under the 1999 Stock Incentive Plan.

   Each director who is not an employee of Centra is eligible to receive option grants under the 1999 Director Plan. The plan provides that each non-employee director is eligible to receive an automatic option to purchase 10,000 shares of common stock upon his initial election to the board, and an additional grant to purchase 5,000 shares of common stock upon each re-election. Each non-employee director at the time of our initial public offering was also entitled under the 1999 Director Plan to receive an automatic option to purchase 10,000 shares of common stock to date. The non-employee directors have elected to waive their rights under the 1999 Directors Plan. The 1999 Director Plan also permits discretionary grants to non-employee directors. All option grants under the 1999 Director Plan are priced at the then-current market price of the common stock.

Executive Compensation

   The following table provides certain summary information concerning the compensation earned by Centra's Chief Executive Officer and each of the four other most highly compensated executive officers (collectively, the "Named Executive Officers"), for services rendered in all capacities to Centra during each of the three most recent years.

                          Summary Compensation Table

                                                                          Long-Term
Name and Principal Position                      Annual Compensation (1) Compensation
---------------------------                      ----------------------- ------------
                                                                          Securities
                                                                          Underlying
                                                 Year Salary($) Bonus($)  Options(#)
                                                 ---- --------- -------- ------------
Leon Navickas................................... 2001 $175,000  $131,250   200,000
Chief Executive Officer                          2000 $150,000  $175,000   500,000
                                                 1999 $150,000  $175,000        --
Anthony J. Mark................................. 2001 $175,000  $116,250   200,000
President and Chief Operating Officer            2000 $175,000  $155,000   250,000
                                                 1999 $175,000  $100,000   300,000
Stephen A. Johnson.............................. 2001 $160,000  $ 50,000    70,000
Chief Financial Officer, Treasurer and Secretary 2000 $150,000  $ 45,000    66,000
                                                 1999 $140,000  $ 35,000    45,000
Joseph M. Gruttadauria.......................... 2001 $175,000  $ 75,000    50,000
Senior Vice President, Professional Services     2000 $175,000  $100,000   150,000
                                                 1999 $150,000  $ 75,000    37,500
Steven N. Lesser (2)............................ 2001 $160,000  $ 62,882    50,000
Vice President, Worldwide Sales                  2000 $150,000  $155,000    75,000
                                                 1999 $ 99,680  $100,680   364,500

--------
(1)In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than $50,000 and less than ten percent of the total annual salary and bonus for each executive officer.
(2)Mr. Lesser joined Centra during 1999 and, therefore, received compensation for only a portion of that year.

Option Grants in Last Year

   The following table contains information concerning stock option grants made during 2001 under the 1999 Incentive and Nonqualified Stock Option Plan to the Chief Executive Officer and each of the other Named Executive Officers:

                          Option Grants in Last Year

                                                                         Potential Realizable
                                                                           Value at Assumed
                                                                        Annual Rates of Stock
                                                                        Price Appreciation for
                                                                            Option Term(2)
                                                                        ----------------------
                                    % of Total
                                     Options
                                    Granted to  Exercise or
                        Options    Employees in  Base Price  Expiration
         Name          Granted(#)   Last Year   ($/Share)(1)    Date      5%($)      10% ($)
         ----          ----------  ------------ ------------ ----------  --------  ----------
Leon Navickas.........  200,000(3)     10.6%       $4.13      1/02/11   $518,838   $1,314,838
Anthony J. Mark.......  200,000(3)     10.6%       $4.13      1/02/11   $518,838   $1,314,838
Stephen A. Johnson....   50,000(3)      2.7%       $4.13      1/02/11   $129,710   $  328,709
                         20,000(4)      1.1%       $5.72      4/03/11   $ 71,933   $  182,292
Joseph M. Gruttadauria   50,000(3)      2.7%       $4.13      1/02/11   $129,710   $  328,709
Steven N. Lesser......   50,000(3)      2.7%       $4.13      1/02/11   $129,710   $  328,709

--------
(1)All options were granted at exercise prices that were not less than fair market value at the time of grant, which was determined by the board of directors to be the last sale price of the common stock on the date of grant as reported by the Nasdaq Stock Market. Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded

(2)Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not represent Centra's estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercises and the future performance of the common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the Named Executive Officers. This table does not take into account any appreciation in price of the common stock from the date of grant to the current date. The values shown are net of the option price, but do not include deductions for taxes or other expenses associated with the exercise.

(3)Option vests 6.25% each quarter beginning 4/02/01 and ending 1/02/05.

(4)Option vests 6.25% each quarter beginning 7/03/01 and ending 4/03/05.

Option Exercises and Option Holdings

   The following tables set forth information regarding exercises of stock options during 2001, as well as exercisable and unexercisable options held as of December 31, 2001 by each of the Named Executive Officers.

        Aggregated Option Exercises in 2001 and Year-End Option Values

                                             Common Stock Underlying  Value of Unexercised in-the-
                                             Unexercised Options at         Money Options at
                                                  Year-End (#)               Year-End $(2)
                                            ------------------------- ----------------------------
                         Shares     Value
                       Acquired on Realized
         Name          Exercise(#)  ($)(1)  Exercisable Unexercisable Exercisable    Unexercisable
         ----          ----------- -------- ----------- ------------- -----------    -------------
Leon Navickas.........     --         --      287,500      412,500     $473,313        $957,688
Anthony J. Mark.......     --         --      226,250      223,750     $392,953        $710,048
Stephen A. Johnson....     --         --       59,125       99,375     $250,678        $251,459
Joseph M. Gruttadauria     --         --       56,250      143,750     $ 97,828        $292,722
Steven N. Lesser......     --         --       23,438      101,563     $ 54,778        $237,372

--------
(1)Amounts disclosed in this column do not necessarily reflect amounts received by the Named Executive Officers but are calculated based on the difference between the fair market value of the common stock on the date of exercise and the exercise price of the options. Named Executive Officers will receive cash only if and when they sell the common stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the common stock at the time of such sale.

(2)Calculated on the basis of the last sale price of the common stock on December 31, 2001 as reported by the Nasdaq Stock Market ($8.00 per share), less the applicable option exercise price.

Severance Agreements

   The Company has entered into severance agreements with each of Leon Navickas, our Chief Executive Officer; Anthony J. Mark, our President and Chief Operating Officer; Stephen A. Johnson, our Chief Financial Officer, Treasurer and Secretary; Steven N. Lesser, our Vice President, Worldwide Sales; and Joseph M. Gruttadauria, our Senior Vice President, Professional Services. Under these agreements, if the executive officer is terminated without cause, he will be entitled to continue to receive base salary and benefits for a period ending on the earliest of (a) 181 days from the date of termination, (b) the date on which he begins new employment or (c) the date on which he materially breaches any written agreement with Centra.

   None of our executive officers has any other employment agreement with Centra. Our executive officers may resign and we may terminate their employment at any time, subject to the provisions of their severance agreements.

Change of Control Arrangements

   We have entered into change of control agreements with each of Leon Navickas, Anthony J. Mark, Stephen A. Johnson, Steven N. Lesser and Joseph M. Gruttadauria. Each agreement provides that upon a change of control, 50% of the executive's unvested options will vest and become immediately exercisable and 50% of our right to repurchase the executive's unvested restricted stock will terminate. A "change of control" means:

    . any merger or consolidation which results in the voting shares outstanding immediately prior to the merger or consolidation, representing immediately after the merger or consolidation, less than 50% of the voting power of the surviving entity;

    .  a sale of all or substantially all of our assets; or

    . the sale of our shares in a single transaction or a series of related transactions, representing at least 80% of the voting power of our voting shares.

   These change of control provisions apply to previous grants of restricted stock and options and to any future grants of restricted stock and options.

   The compensation committee of the board of directors, as administrator of the 1995 stock option plan and the 1999 stock incentive plan, can provide for accelerated vesting of the shares of common stock subject to outstanding options held by any of our executive officers or directors in connection with a change of control of Centra as defined in such plans. The accelerated vesting may be conditioned on the termination of the individual's employment following the change of control.

Compensation Committee Interlocks and Insider Participation

   No member of the Compensation Committee is a former or current employee of Centra or a party to any other relationship of a character required to be disclosed pursuant to Item 402(j) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

   The following table sets forth information about the beneficial ownership of our outstanding common stock on February 28, 2002 by: (i) each person or entity who is known by us to own beneficially more than five percent of our common stock; (ii) each of the Named Executive Officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.

                                                                                          Percentage of
                                                                  Number of Shares         Outstanding
                                                                 Beneficially Owned          Shares
                                                           ------------------------------ -------------
                                                           Outstanding Right to  Total    Beneficially
         Name and Address of Beneficial Owner (1)            Shares    Acquire   Number     Owned (1)
         ----------------------------------------          ----------- -------- --------- -------------
SmartForce PLC(2).........................................  3,927,560       --  3,927,560     15.4%
  900 Chesapeake Drive
  Redwood City, California 94063
GeoCapital LLC(3).........................................  2,241,825       --  2,241,825      8.8
  825 Third Avenue
  New York, NY 10022
Leon Navickas (4).........................................  1,785,000  362,500  2,147,500      8.3
Kern Capital Management LLC and persons filing jointly (5)  1,596,100       --  1,596,100      6.3
  825 Third Avenue
  New York, NY 10022
Anthony J. Mark (6).......................................    507,384  312,500    819,884      3.2
Steven N. Lesser (6)......................................    387,000   39,063    426,063      1.7
Joseph M. Gruttadauria (6)................................    243,834   81,250    325,084      1.3
Stephen A. Johnson (6)....................................     87,293   76,125    163,418        *
Richard D'Amore...........................................     93,018   12,500    105,518        *
David Barrett.............................................     22,500   18,124     40,624        *
Robert E. Hult............................................        ---   12,500     12,500        *
All executive officers and directors as a group
  (eight persons) (4)(6)..................................  3,126,029  914,562  4,040,591     15.3

--------
 *  Less than one percent.

(1)In accordance with SEC rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power and any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 28, 2002 through the exercise of any stock option. Except as noted, we believe that the persons named in the table have sole voting and investment power with respect to the shares of common stock set forth opposite their names. Percentage of beneficial ownership is based on 25,464,788 shares of common stock outstanding as of February 28, 2002. All shares included under "Right to Acquire" represent shares subject to outstanding stock options that are exercisable within 60 days of the date of this table. The address of each officer and director listed is in care of Centra Software, Inc., 430 Bedford Street, Lexington, Massachusetts 02420.

(2)The information in this table regarding SmartForce PLC is based upon an Amended Schedule 13D filed with the Securities and Exchange Commission on January 30, 2002. SmartForce PLC reported that it has entered into voting agreements with Messrs. Navickas, Mark, Lesser, Gruttadauria, Johnson, D'Amore, Barrett and Hult, pursuant to which each such individual granted SmartForce PLC an irrevocable proxy to vote all of the shares of Centra common stock beneficially owned by such person in favor of adoption and approval of the merger agreement and the approval of other actions contemplated by the merger agreement. Accordingly, SmartForce PLC has reported that it has shared voting power with respect to 3,927,560 shares of Centra common stock. SmartForce expressly disclaims beneficial ownership of any of the shares of Centra common stock covered by such voting agreements.

(3)The information is based on a Schedule 13G filed by GeoCapital, LLC with the Securities and Exchange Commission on February 14, 2002. The report states that GeoCapital, LLC is an investment adviser and has sole dispositive power with respect to the securities identified.

(4)Includes 53,000 shares held of record by Trustees of the Navickas Education Trust 1997.

(5)The information is based on a Schedule 13G filed jointly by Kern Capital Management LLC, Robert E. Kern, Jr., and David G. Kern with the Securities and Exchange Commission on February 12, 2002. The report states that Messrs. Kern are the controlling members of Kern Capital Management LLC and may be deemed to be the beneficial owners of, or to share the power to direct the voting or disposition of, the securities identified. Messrs. Kern expressly disclaims beneficial ownership of the securities identified.

(6)Certain of the shares were acquired upon early exercise of stock options by such person and remain subject to repurchase by the Company at the original option price and subject to the same vesting rates as provided in the original option agreement. Accordingly, as of February 28, 2002, Messrs. Mark, Johnson, Gruttadauria and Lesser, held 37,500, 11,719, 9,375 and 91,125 "restricted" shares, respectively, that are subject to repurchase by Centra if the employment of the officer terminates before the shares are vested.

Changes in Control -- Voting Agreements

   The following officers and directors of Centra have entered into voting agreements with SmartForce PLC in connection with the proposed merger: Leon Navickas, David Barrett, Richard D'Amore, Robert Hult, Anthony Mark, Stephen Johnson, Steven Lesser and Joseph Gruttadauria. By entering into the voting agreements, these stockholders have irrevocably appointed SmartForce as their lawful attorney and proxy. These proxies give SmartForce the limited right to vote the shares of Centra common stock beneficially owned by these Centra stockholders, subject to the voting agreements (a) in favor of the adoption of the merger agreement and approval of the merger of SmartForce and Centra, (b) in favor of any transaction contemplated by the merger agreement and (c) in favor of any matter that could reasonably be expected to facilitate the merger and against any matter that is inconsistent with the consummation of the merger and the other transactions contemplated by the merger agreement. These Centra stockholders may vote their shares of Centra common stock in their discretion on all other matters. The voting agreements will terminate upon the earlier to occur of the termination of the merger agreement and the completion of the merger.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                           RELATED PARTY TRANSACTION

   In 2001, we paid employee recruitment fees of approximately $133,750 to Lynx, Inc., an entity that is owned and operated by the spouse of Leon Navickas, our Chairman and Chief Executive Officer.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)The following documents are filed as part of this report:

       1. Financial Statements

   The following are the consolidated financial statements of the Company appearing elsewhere in this Annual Report on Form 10-K:

                                                                                                     Page
                                                                                                     ----
Report of Independent Public Accountants............................................................  42
Consolidated Balance Sheets as of December 31, 2000 and 2001........................................  43
Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001..........  44
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1999, 2000 and 2001..............................................  45
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001..........  46
Notes to Consolidated Financial Statements..........................................................  47

       2. Financial Statement Schedules

   Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or in the notes thereto.

       3. Exhibits

   The following exhibits are filed as part of, or incorporated by reference in, this Annual Report on Form 10-K.

                                 EXHIBIT LIST

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
------   -------------------

 2.1     Agreement and Plan of Merger and Reorganization, dated as of January 16, 2002, by and among
         SmartForce PLC, Atlantic Acquisition Corp. and Centra Software, Inc. (filed as Exhibit 2.1 to our
         Current Report on Form 8-K filed January 22, 2002 and incorporated herein by reference).
 3.2(1)  Amended and Restated Certificate of Incorporation of Centra Software, Inc
 3.4(1)  Amended and Restated By-Laws of Centra Software, Inc
 4.1(1)  Specimen certificate for common stock of Centra Software, Inc.
 9.1     Company Voting Agreements, dated as of January 16, 2002, by and between SmartForce PLC,
         Centra Software, Inc., and each of Leon Navickas, David Barrett, Richard D'Amore, Robert E.
         Hult, Anthony J. Mark, Stephen A. Johnson, Steven N. Lesser and Joseph M. Gruttadauria (Filed
         as Exhibit A-2 to Exhibit 2.1 to our Current Report on Form 8-K filed January 22, 2002 and incorporated herein by reference).
10.1(1)  Centra Software, Inc. 1995 Stock Plan, as amended*
10.2(1)  Centra Software, Inc. 1999 Stock Incentive Plan*
10.3(1)  Centra Software, Inc. 1999 Employee Stock Purchase Plan*
10.4(1)  Centra Software, Inc. 1999 Director Stock Option Plan*
10.5(1)  Amendments of Incentive Stock Option and/or Stock Restriction Agreements ("Change of Control
         Agreement") between Centra Software, Inc. and the following:
         (a) Joseph Gruttadauria, dated April 25, 1997*
         (b) Joseph Gruttadauria, dated May 8, 1997*
         (c) Stephen A. Johnson, dated May 27, 1999*
         (d) Steven Lesser, dated May 27, 1999*
         (e) Anthony Mark, dated April 25, 1997*
         (f) Leon Navickas, dated March 10, 1997*
         (g) Leon Navickas, dated May 8, 1997*
10.6(1)  Severance Agreements between Centra Software, Inc. and the following:
         (a) Joseph Gruttadauria, dated March 24, 1997*
         (b) Stephen A. Johnson, dated May 27, 1999*
         (c) Steven Lesser, dated May 27, 1999*
         (d) Anthony Mark, dated March 10, 1997*
         (e) Leon Navickas, dated May 8, 1997*
10.7(1)  Form of Indemnity Agreement entered into by Centra Software, Inc. and each of Joseph
         Gruttadauria, Stephen A. Johnson, Steven Lesser, Anthony J. Mark and Leon Navickas.
10.8(1)  Lease dated July 21, 1999 between Centra Software, Inc. and Trustees of Elandzee Trust, as
         amended
10.9(1)  Sublease dated May 13, 1997 between Centra Software, Inc. and Robert Half International, Inc.
10.10(1) Sublease dated December 31, 1996 between Centra Software, Inc. and C.P. Clare
10.11(1) Loan and Security Agreement, dated November 5, 1997 between Centra Software, Inc. and Silicon
         Valley Bank, as amended
10.12(1) Fourth Amended and Restated Investors' Rights Agreement, dated April 21, 1999, by and among
         Centra Software, Inc., Leon Navickas and the persons and entities listed therein, as amended
10.13(1) Form of Indemnity Agreement entered into by Centra Software, Inc. and each of David Barrett,
         Richard D'Amore and Jonathan Flint.
10.14    Sublease dated September 21, 2000 between Mindlever.com, Inc. as sublessee and Kaiser
         Foundation Health Plan of North Carolina as sublessor, as assigned and assumed by
         M-L Acquisition Corp. as successor sublessee and as guaranteed by Centra Software, Inc.

EXHIBIT
NUMBER  EXHIBIT DESCRIPTION
------  -------------------
 10.15  Fourth Loan Modification Agreement dated May 4, 2001 between Centra Software, Inc. and
        Silicon Valley Bank.
 21.1   Subsidiaries
 23.1   Consent of Arthur Andersen LLP
 24.1   Power of Attorney (included on signature page)

(1)Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-89817) (the "Registration on Form S-1"). The exhibit number listed above corresponds to the exhibit number listed in the Registration Statement on Form S-1.

     * Management contract or compensation plan.

    (b)The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 13, 2002.

                                          CENTRA SOFTWARE, INC.

                                          By:
                                                     /S/ LEON NAVICKAS
                                            -----------------------------------
                                                     Leon Navickas
                                                     Chief Executive Officer

                               POWER OF ATTORNEY

Know All by These Presents that each individual whose signature appears below hereby constitutes and appoints Leon Navickas and Stephen A. Johnson, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Security and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this Annual Report on Form 10-K, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of March 13, 2002.

          Signature                             Title
          ---------                             -----
      /S/ LEON NAVICKAS    Chief Executive Officer and Director
    ---------------------- (Principal Executive Officer)
        Leon Navickas

    /S/ STEPHEN A. JOHNSON Chief Financial Officer, Treasurer and Secretary ---------------------- (Principal Accounting and Financial Officer)
      Stephen A. Johnson

     /S/ RICHARD D'AMORE   Director
    ----------------------
       Richard D'Amore

      /S/ DAVID BARRETT    Director
    ----------------------
        David Barrett

      /S/ ROBERT E. HULT   Director
    ----------------------
        Robert E. Hult

                    CENTRA SOFTWARE, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Report of Independent Public Accountants.............................................................  42
Consolidated Balance Sheets as of December 31, 2000 and 2001.........................................  43
Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001...........  44
Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders' Equity (Deficit) and
  Comprehensive Loss for the Years Ended December 31, 1999, 2000 and 2001............................  45
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001...........  46
Notes to Consolidated Financial Statements...........................................................  47

                   Report of Independent Public Accountants

To the Board of Directors and Stockholders of Centra Software, Inc.:

   We have audited the accompanying consolidated balance sheets of Centra Software, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders' equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centra Software, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts
January 16, 2002

                    CENTRA SOFTWARE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Data)

                                                                                        December 31,
                                                                                     ------------------
                                                                                       2000      2001
                                                                                     --------  --------
                                       Assets
Current Assets:
 Cash and cash equivalents.......................................................... $ 42,015  $ 25,424
 Short-term investments.............................................................   23,172    22,759
 Restricted cash....................................................................      100       100
 Accounts receivable, net of reserves of approximately $577 and $638 at December 31,
   2000 and 2001, respectively......................................................    4,170     9,654
 Prepaid expenses and other current assets..........................................    1,766     1,250
                                                                                     --------  --------
   Total current assets.............................................................   71,223    59,187
                                                                                     --------  --------
Property and Equipment, at cost:
 Computers and equipment............................................................    5,103     7,593
 Furniture and fixtures.............................................................      657       945
 Leasehold improvements.............................................................      229       531
                                                                                     --------  --------
                                                                                        5,989     9,069
 Less: Accumulated depreciation and amortization....................................    2,610     4,887
                                                                                     --------  --------
                                                                                        3,379     4,182
 Restricted cash....................................................................      400       549
 Other assets.......................................................................       62       104
 Goodwill and other intangible assets, net..........................................       --     6,955
                                                                                     --------  --------
                                                                                     $ 75,064  $ 70,977
                                                                                     ========  ========
                        Liabilities and Stockholders' Equity
Current Liabilities:
 Current maturities of long-term debt............................................... $    482  $  1,563
 Accounts payable...................................................................    1,184     1,463
 Accrued expenses...................................................................    4,612     5,808
 Deferred revenue...................................................................    5,018     8,165
                                                                                     --------  --------
   Total current liabilities........................................................   11,296    16,999
                                                                                     --------  --------
Long-term debt, net of current maturities...........................................    1,894     2,631
Commitments (Note 5)
Stockholders' equity:
 Preferred stock, $.001 par value-..................................................
   Authorized-10,000,000 shares at December 31, 2000 and 2001.......................
   Issued and outstanding-0 shares at December 31, 2000 and 2001....................       --        --
 Common stock, $0.001 par value.....................................................
   Authorized-100,000,000 shares at December 31, 2000 and 2001......................
   Issued-24,977,656 shares at December 31, 2000 and 26,000,861 shares at
     December 31, 2001..............................................................       25        26
 Additional paid-in capital.........................................................  105,192   110,446
 Accumulated deficit................................................................  (41,043)  (57,725)
 Deferred compensation..............................................................   (2,260)   (1,326)
 Cumulative translation adjustment..................................................       --       (34)
 Treasury stock (661,606 shares of common stock at December 31, 2000 and 2001,
   respectively)....................................................................      (40)      (40)
                                                                                     --------  --------
     Total stockholders' equity.....................................................   61,874    51,347
                                                                                     --------  --------
                                                                                     $ 75,064  $ 70,977
                                                                                     ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRA SOFTWARE, INC AND SUBSIDIARIES

                     Consolidated Statements of Operations
                     (In Thousands, Except Per Share Data)

                                                             Years Ended December 31,
                                                           ---------------------------
                                                            1999      2000      2001
                                                           -------  --------  --------
Revenues:
 License.................................................. $ 7,017  $ 18,697  $ 28,815
 Services.................................................   1,578     4,276    10,302
                                                           -------  --------  --------
     Total revenues.......................................   8,595    22,973    39,117
                                                           -------  --------  --------
Cost of Revenues:
 License..................................................     173       314       505
 Services(1)..............................................   1,543     3,381     6,552
                                                           -------  --------  --------
     Total cost of revenues...............................   1,716     3,695     7,057
                                                           -------  --------  --------
     Gross profit.........................................   6,879    19,278    32,060
                                                           -------  --------  --------
Operating Expenses:
 Sales and marketing(1)...................................   8,040    22,563    25,481
 Product development(1)...................................   4,594     8,481    12,516
 General and administrative(1)............................   2,440     4,977     7,418
 Compensation charge for issuance of stock options........     736       925       887
 Acquired in-process research and development.............      --        --     2,200
 Amortization of goodwill.................................      --        --       783
 Amortization of other intangible assets..................      --        --       533
                                                           -------  --------  --------
     Total operating expenses.............................  15,810    36,946    49,818
                                                           -------  --------  --------
 Operating loss...........................................  (8,931)  (17,668)  (17,758)
Interest income...........................................     375     3,852     2,227
Interest and other expense, net...........................     (67)      (42)     (379)
Loss on sale of short-term investment (Note 1(d)).........      --        --      (772)
                                                           -------  --------  --------
 Net loss.................................................  (8,623)  (13,858)  (16,682)
Accretion of discount on preferred stock..................     507       649        --
                                                           -------  --------  --------
Net loss attributable to common stockholders.............. $(9,130) $(14,507) $(16,682)
                                                           =======  ========  ========
Basic and diluted net loss per share...................... $ (1.39) $  (0.67) $  (0.68)
                                                           =======  ========  ========
Pro forma basic and diluted net loss per share (Note 1(l)) $ (0.64) $  (0.64)
                                                           =======  ========
Weighted average shares outstanding:
 Basic and diluted........................................   6,588    21,781    24,449
                                                           =======  ========  ========
 Pro forma basic and diluted (Note 1(l))..................  15,281    22,608
                                                           =======  ========

--------

(1)Excludes compensation charge for issuance of stock options. The following summarizes the allocation of the compensation charge for issuance of stock options:

                                                               1999 2000 2001
                                                               ---- ---- ----
      Cost of services revenues............................... $ -- $ 24 $ 24
      Sales and marketing.....................................  176  401  391
      Product development.....................................   75  161  159
      General and administrative..............................  485  339  313
                                                               ---- ---- ----
      Total compensation charge for issuance of stock options. $736 $925 $887
                                                               ==== ==== ====

   The accompanying notes are an integral part of these consolidated financial statements.

                    CENTRA SOFTWARE, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS FOR THE YEARS ENDED
                       DECEMBER 31, 1999, 2000 and 2001
                (In Thousands, Except Share and Per Share Data)

                                           Redeemable
                                          Convertible
                                        Preferred Stock        Common Stock
                                      -------------------  --------------------
                                                                                Additional                          Cumulative
                                                  Carrying             $0.001    Paid-in   Accumulated   Deferred   Translation
                                        Shares     Value     Shares   Par Value  Capital     Deficit   Compensation Adjustment
                                      ----------- -------- ---------- --------- ---------- ----------- ------------ -----------
Balance, December 31, 1998...........  6,469,490  $18,498   3,742,689    $ 3     $    693   $(17,354)    $    --      $   --
Sales of Series E redeemable
convertible preferred stock, net of
issuance costs of $52................  2,695,000   13,475          --     --           --        (52)         --          --
Deferred compensation related to
grants of common stock options.......         --       --          --     --        2,722         --      (2,722)         --
Amortization of deferred
compensation.........................         --       --          --     --           --         --         736          --
Accretion of series A and B
redeemable convertible preferred
stock discount.......................         --      507          --     --           --       (507)         --          --
Sale of common stock.................         --       --   1,422,234      2          355         --          --          --
Repurchase of common stock...........         --       --          --     --           --         --          --          --
Net loss.............................         --       --          --     --           --     (8,623)         --          --
Comprehensive loss for the year
ended December 31, 1999..............         --       --          --     --           --         --          --          --
                                       ---------  -------  ----------    ---     --------   --------     -------      ------
Balance, December 31, 1999...........  9,164,490   32,480   5,164,923      5        3,770    (26,536)     (1,986)         --
Deferred compensation related to
grants of common stock options.......         --       --          --     --        1,199         --      (1,199)         --
Amortization of deferred
compensation.........................         --       --          --     --           --         --         925          --
Accretion of series A and B
redeemable convertible preferred
stock discount.......................         --      649          --     --           --       (649)         --          --
Accrual of dividends paid on series A
and B redeemable convertible
preferred stock......................         --   (6,479)         --     --           --         --          --          --
Conversion of redeemable
convertible preferred stock into
common stock......................... (9,164,490) (26,650) 13,746,735        14     26,636          --           --          --
Issuance of common stock in initial
public offering, net of issuance
costs of $7,268......................         --       --   5,750,000      6       73,226         --          --          --
Proceeds from other issuance of
common stock.........................         --       --     315,998     --          361         --          --          --
Net loss.............................         --       --          --     --           --    (13,858)         --          --
Comprehensive loss for the year
ended December 31, 2000..............         --       --          --     --           --         --          --          --
                                       ---------  -------  ----------    ---     --------   --------     -------      ------
Balance, December 31, 2000...........         --       --  24,977,656     25      105,192    (41,043)     (2,260)         --
Amortization of deferred
compensation.........................         --       --          --     --          (47)        --         934          --
Translation adjustment...............         --       --          --     --           --         --          --         (34)
Issuance of common stock in
connection with the acquisition of
Mindlever............................         --       --     509,775     --        3,830         --          --          --
Proceeds from other issuance of
common stock.........................         --       --     513,430      1        1,471         --          --          --
Net loss.............................         --       --          --     --           --    (16,682)         --          --
Comprehensive loss for the year
ended December 31, 2001..............         --       --          --     --           --         --          --          --
                                       ---------  -------  ----------    ---     --------   --------     -------      ------
Balance, December 31, 2001...........         --  $    --  26,000,861    $26     $110,446   $(57,725)    $(1,326)     $  (34)
                                       =========  =======  ==========    ===     ========   ========     =======      ======

                                         Treasury
                                          Stock
                                      -------------      Total
                                                     Stockholders'
                                                        Equity     Comprehensive
                                      Shares  Cost     (Deficit)       Loss
                                      ------- -----  ------------- -------------
Balance, December 31, 1998........... 455,339 $ (14)   $(16,672)     $     --
Sales of Series E redeemable
convertible preferred stock, net of
issuance costs of $52................      --    --         (52)           --
Deferred compensation related to
grants of common stock options.......      --    --          --            --
Amortization of deferred
compensation.........................      --    --         736            --
Accretion of series A and B
redeemable convertible preferred
stock discount.......................      --    --        (507)           --
Sale of common stock.................      --    --         357            --
Repurchase of common stock........... 206,267   (26)        (26)           --
Net loss.............................      --    --      (8,623)       (8,623)
Comprehensive loss for the year
ended December 31, 1999..............      --    --          --        (8,623)
                                      ------- -----    --------      --------
Balance, December 31, 1999........... 661,606   (40)    (24,787)
Deferred compensation related to
grants of common stock options.......      --    --          --            --
Amortization of deferred
compensation.........................      --    --         925            --
Accretion of series A and B
redeemable convertible preferred
stock discount.......................      --    --        (649)           --
Accrual of dividends paid on series A
and B redeemable convertible
preferred stock......................      --    --          --            --
Conversion of redeemable
convertible preferred stock into
common stock.........................      --  --           26,650            --
Issuance of common stock in initial
public offering, net of issuance
costs of $7,268......................      --    --      73,232            --
Proceeds from other issuance of
common stock.........................      --    --         361            --
Net loss.............................      --    --     (13,858)      (13,858)
Comprehensive loss for the year
ended December 31, 2000..............      --    --          --       (13,858)
                                      ------- -----    --------      --------
Balance, December 31, 2000........... 661,606   (40)     61,874
Amortization of deferred
compensation.........................      --    --         887            --
Translation adjustment...............      --    --         (34)          (34)
Issuance of common stock in
connection with the acquisition of
Mindlever............................      --    --       3,830            --
Proceeds from other issuance of
common stock.........................      --    --       1,472            --
Net loss.............................      --    --     (16,682)      (16,682)
Comprehensive loss for the year
ended December 31, 2001..............      --    --          --      $(16,716)
                                      ------- -----    --------      ========
Balance, December 31, 2001........... 661,606 $ (40)   $ 51,347
                                      ======= =====    ========



   The accompanying notes are an integral part of these consolidated financial statements.

                    CENTRA SOFTWARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                              Years Ended December 31,
                                                                                            ---------------------------
                                                                                             1999      2000      2001
                                                                                            -------  --------  --------
Cash Flows from Operating Activities:
  Net loss................................................................................. $(8,623) $(13,858) $(16,682)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..........................................................     613     1,335     3,575
    Compensation charge for issuance of stock options......................................     736       925       887
    Acquired in-process research and development...........................................      --        --     2,200
    Loss on sale of short-term investments.................................................      --        --       772
    Changes in assets and liabilities:
      Restricted cash......................................................................      --      (100)       --
      Accounts receivable..................................................................    (899)   (1,503)   (5,243)
      Prepaid expenses and other current assets............................................    (321)   (1,256)      511
      Accounts payable.....................................................................     145       623      (228)
      Accrued expenses.....................................................................   1,850     1,832        (9)
      Deferred revenue.....................................................................     821     3,472     2,921
                                                                                            -------  --------  --------
       Net cash used in operating activities...............................................  (5,678)   (8,530)  (11,296)
                                                                                            -------  --------  --------
Cash Flows from Investing Activities:
  Purchase of property and equipment.......................................................  (1,291)   (3,238)   (2,964)
  Purchase of short-term investments.......................................................      --   (23,697)  (50,531)
  Sale of short-term investments...........................................................      --       525    50,172
  Cash paid for the acquisition of Mindlever, net of cash acquired.........................      --        --    (3,272)
  Restricted cash..........................................................................      --      (400)     (149)
  Other assets.............................................................................    (746)      702       (23)
                                                                                            -------  --------  --------
       Net cash used in investing activities...............................................  (2,037)  (26,108)   (6,767)
                                                                                            -------  --------  --------
Cash Flows from Financing Activities:
  Proceeds from initial public offering, net of issuance costs.............................      --    73,232        --
  Proceeds from sale of preferred stock....................................................  13,423        --        --
  Proceeds from issuance of common stock...................................................     357       361     1,471
  Payments of dividends to preferred shareholders..........................................      --    (6,479)       --
  Purchase of treasury stock...............................................................     (26)       --        --
  Proceeds from term loans.................................................................     209     2,000     2,500
  Payments on Mindlever debt...............................................................      --        --    (1,758)
  Payments on term loans...................................................................    (323)     (307)     (673)
  Payments on capital lease obligations....................................................     (26)      (32)      (18)
                                                                                            -------  --------  --------
       Net cash provided by financing activities...........................................  13,614    68,775     1,522
                                                                                            -------  --------  --------
  Effect of Foreign Exchange Rate Change on Cash and Cash Equivalents......................      --        --       (50)
                                                                                            -------  --------  --------
Net Increase (Decrease) in Cash and Cash Equivalents.......................................   5,899    34,137   (16,591)
Cash and Cash Equivalents, beginning of period.............................................   1,979     7,878    42,015
                                                                                            -------  --------  --------
Cash and Cash Equivalents, end of period................................................... $ 7,878  $ 42,015  $ 25,424
                                                                                            =======  ========  ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest................................................. $    74  $     60  $    226
                                                                                            =======  ========  ========
Supplemental Disclosure of Non-cash Financing Activities:
  Accretion of discount on series A and series B redeemable convertible preferred stock.... $   507  $    649  $     --
                                                                                            =======  ========  ========
Conversion of redeemable convertible preferred stock into 13,746,735 shares of common stock $    --  $ 26,650  $     --
                                                                                            =======  ========  ========
Purchase of Business:
  Net liabilities assumed, at fair value...................................................      --        --  $ (3,281)
  In-process research and development......................................................      --        --     2,200
  Developed technology and know-how........................................................      --        --     2,100
  Assembled workforce......................................................................      --        --       300
  Goodwill.................................................................................      --        --     5,873
  Cash paid................................................................................      --        --    (2,850)
  Acquisition costs incurred...............................................................      --        --      (512)
                                                                                            -------  --------  --------
    Fair value of stock issued............................................................. $    --  $     --  $  3,830
                                                                                            =======  ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                    CENTRA SOFTWARE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1) Operations and Significant Accounting Policies

   Centra Software, Inc., together with its wholly owned subsidiaries, (Centra or the Company), is a leading provider of software and services that support live eLearning and real-time business collaboration.

   On January 16, 2002, the Company entered into an Agreement and Plan of Merger and Reorganization with SmartForce PLC, and its wholly owned subsidiary, Atlantic Acquisition Corp. Under the merger agreement, holders of the Company's common stock will receive 0.425 SmartForce American Depositary Shares for each share of the Company's common stock outstanding at the time of the merger. The merger, expected to close in the second calendar quarter of 2002, is subject to certain conditions including regulatory approvals and the approval of the merger by the Company's stockholders and SmartForce's shareholders.

   On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., which subsequently was renamed as Centra RTP, Inc., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2.9 million in cash, the issuance of 509,745 shares of common stock valued at approximately $3.8 million and acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7.2 million. The acquisition was accounted for using the purchase method in accordance with Accounting Principles Board (APB) Opinion No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition (see Note 2).

   Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, rapid technological changes, significant competition, dependence on key individuals, quarterly performance fluctuations, ability to enhance existing products and services and to develop new products and services.

   The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the notes to consolidated financial statements.

  (a) Basis of Presentation

   The consolidated financial statements include the accounts of Centra and its wholly-owned subsidiaries, Centra Software Europe Limited, which was incorporated in the United Kingdom, Centra Software Securities Corporation, a Massachusetts securities corporation, Centra RTP, Inc. a Delaware corporation, Centra Software Southern Europe SAS, which was incorporated in France, and Centra Software Nordic ApS, which was incorporated in Denmark. All significant intercompany transactions and balances have been eliminated in consolidation.

  (b) Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

  (c) Revenue Recognition

   Centra derives substantially all of its revenues from the sale of software licenses, post-contract support (maintenance), and other services. Maintenance includes telephone support, bug fixes and rights to unspecified upgrades and enhancements on a when-and-if available basis. Other services include training, basic implementation consulting to meet specific customer needs, software application hosting and application service provider (ASP) services. Centra executes contracts that govern the terms and conditions of each software license, maintenance arrangement and other services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

   Centra uses the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. Centra has established sufficient vendor-specific objective evidence for the value of its consulting, training, and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with consulting, training, and other services.

   Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. Centra's products do not require significant customization. Billings to customers are generally due within 90 days of the invoice date. The Company has offered extended payment terms greater than 90 days but less than 12 months to certain of its customers, for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into enterprise-wide license arrangements with the Company. The Company believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time of license revenue recognition.

   Revenues related to maintenance and software application hosting are recognized on a straight-line basis over the period that the maintenance and hosting services are provided. Revenues related to ASP services are recognized on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues allocable to implementation, consulting and training services are recognized as the services are performed, ratably over a subscription period, or upon completing project milestones if defined in the agreement.

  (d) Cash Equivalents and Short-Term Investments

   Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Centra's cash equivalents consist of money market accounts and highly rated commercial paper, municipal bonds and corporate bonds, and, with cash, consist of the following at December 31, 2000 and 2001 (in thousands):

                                                   December 31,
                                                  ---------------
                                                   2000    2001
                                                  ------- -------
              Cash and cash equivalents-
               Cash.............................. $ 1,059 $ 6,033
               Money market accounts.............   6,095  16,892
               Commercial paper..................  18,911      --
               Municipal bonds...................  15,450   2,499
               Corporate notes and bonds.........     500      --
                                                  ------- -------
                 Total cash and cash equivalents. $42,015 $25,424
                                                  ======= =======

   Centra accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value. At December 31, 2000 and 2001, Centra's short-term investments consisted of the following (in thousands);

                                                                                    December 31,
                                                                                   ---------------
                                                                                    2000    2001
                                                                                   ------- -------
Short-term Investments-
 Commercial paper (average 48 remaining days to maturity)......................... $ 9,914 $    --
 Corporate notes and bonds (average 153 remaining days to maturity)...............   9,244      --
 Municipal bonds (average 243 and 267 remaining days to maturity in 2000 and 2001,
   respectively)..................................................................   4,014  22,759
                                                                                   ------- -------
   Total short-term investments................................................... $23,172 $22,759
                                                                                   ======= =======

   In January 2001, the Company liquidated, prior to maturity, certain short-term obligations of California-based utilities when their ratings dropped to below investment grade. This resulted in a realized loss of approximately $772,000.

  (e) Depreciation and Amortization

   Centra provides for depreciation and amortization of property and equipment using the straight-line method and has charged to operations amounts to allocate the cost of assets over their estimated useful lives as follows:

                                               Estimated
                     Asset Classification     Useful Life
                     --------------------    -------------
                     Computers and equipment   2-3 years
                     Furniture and fixtures.    3 years
                     Leasehold improvements. Life of lease

  (f) Long-Lived Assets

   In accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of, Centra reviews its long-lived assets (which consists of property and equipment, goodwill and other intangibles) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. Centra evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Management believes that, as of each of the balance sheet dates presented, none of Centra's long-lived assets were impaired (see Note 1(n)).

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

  (h) Disclosure of Fair Value of Financial Instruments and Concentration of Credit Risk

   The estimated fair values of the Company's financial instruments, which includes cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, and long-term debt approximate their carrying values due to the short-term nature of these instruments.

   Financial instruments that potentially expose Centra to concentrations of credit risk consist mainly of cash and cash equivalents, short-term investments and accounts receivable. Centra maintains its cash and cash equivalents, short-term investments and restricted cash principally in domestic financial institutions and investments of high credit rating. Centra's accounts receivable are derived primarily from sales of software products and services. Centra performs credit evaluations of its customers and generally does not require collateral. Except for the loss discussed in Note 1(d), Centra does not believe that significant credit risk, beyond amounts provided for, exists at December 31, 2000 and 2001. The carrying amounts of Centra's financial instruments approximate fair market values at December 31, 2000 and 2001.

   For the years ended December 31, 1999, 2000 and 2001, no customer accounted for greater than 10% of revenues. As of December 31, 2000, Centra had one customer who accounted for 10% of accounts receivable. As of December 31, 2001, no customer accounted for greater than 10% of accounts receivable.

  (i) Foreign Currency Translation

   The financial statements of Centra's non-U.S. subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. During the years ended December 31, 1999 and 2000, the Company determined that the functional currency of Centra's foreign subsidiary was the U.S. dollar and, accordingly, all assets and liabilities of the foreign subsidiary were translated using the exchange rate at the balance sheet date, except for property and equipment and stockholders' equity, which were translated at historical rates. Revenues and expenses were translated at average rates during the period, except for depreciation and amortization, which were translated at historical rates. Transaction and translation gains and losses are included in the accompanying consolidated statements of operations for the years ended December 31, 1999 and 2000, and were not material to the financial statements taken as a whole.

   Beginning in 2001, with the expansion of the operations of the Company's foreign subsidiaries, the Company determined the functional currency of its foreign subsidiaries to be the local currency and, accordingly, the financial results of the foreign subsidiaries for the year ended December 31, 2001 are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiaries' financial statements are included as a component of stockholders' equity. Transaction gains and losses are included in the accompanying consolidated statements of operations.

  (j) Comprehensive Loss

   The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are net loss and, in 2001, foreign currency translation adjustment.

                                                Year Ended December 31,
                                              ---------------------------
                                               1999      2000      2001
                                              -------  --------  --------
                                                     (in thousands)
      Net loss............................... $(8,623) $(13,858) $(16,682)
      Foreign currency translation adjustment      --        --       (34)
                                              -------  --------  --------
      Comprehensive loss..................... $(8,623) $(13,858) $(16,716)
                                              =======  ========  ========

  (k) Net Loss Per Share

   Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. Pursuant to Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 98, common stock and redeemable convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of Centra's initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. The common shares issued for the series A and series B redeemable convertible participating preferred stock upon conversion, redemption or liquidation were for nominal consideration due to the liquidation premium paid to the holders of series A and series B. Accordingly, the shares issued at the time the series A and series B preferred stock converted to common stock have been included in the calculation of basic and diluted net loss per share from date of issuance. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed by dividing the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase, into the net loss attributable to common stockholders, which includes both the accretion of the discount and the liquidation premium on the series A and series B preferred stock.

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

   Historical and pro forma basic and diluted net loss per share are as follows:

                                                                                  Years Ended December 31,
                                                                            ------------------------------------
                                                                               1999         2000        2001
                                                                             -------      --------    --------
                                                                            (in thousands, except per share data
Historical:
Net loss attributable to common stockholders............................... $(9,130)     $(14,507)   $(16,682)
                                                                             =======      ========    ========
Basic and diluted shares:
Weighted average shares of common and series A and B preferred stock
  outstanding..............................................................   7,857        22,403      24,878
Less: Weighted average shares subject to repurchase........................  (1,269)         (622)       (429)
                                                                             -------      --------    --------
Weighted average shares of common and series A and B preferred stock
  outstanding used in computing basic and diluted net loss per share.......   6,588        21,781      24,449
                                                                             -------      --------    --------
Basic and diluted net loss per share....................................... $ (1.39)     $  (0.67)   $  (0.68)
                                                                             =======      ========    ========
Pro Forma:
Net loss attributable to common stockholders............................... $(9,130)     $(14,507)
Less: Accretion of unamortized discount on series A and B preferred stock..     649            --
                                                                             -------      --------
Net loss................................................................... $(9,779)     $(14,507)
                                                                             =======      ========
Weighted average shares of common and series A and B preferred stock
  outstanding used in computing basic and diluted net loss per share.......   6,588        21,781
Adjustment to reflect the assumed conversion of series C, D and E preferred
  stock from the date of issuance..........................................   8,693           827
                                                                             -------      --------
Weighted average shares used in computing pro forma basic and diluted net
  loss per share...........................................................  15,281        22,608
                                                                             =======      ========
Pro forma basic and diluted net loss per share............................. $ (0.64)     $  (0.64)
                                                                             =======      ========

   Options to purchase a total of 1,377,413, 3,754,016 and 5,072,181 common shares have not been included in the computation of diluted loss per share for the years ended December 31, 1999, 2000 and 2001, respectively. These shares are considered antidilutive, as Centra recorded a loss for all periods presented.

   Common stock outstanding as of December 31, 2001, includes 54,438 shares issued but held in escrow in connection with the Company's acquisition of MindLever.com in April 2001. These shares will be released from escrow on April 30, 2002, subject to the indemnity provisions of the merger agreement. These shares have not been included in the computation of diluted earnings per share above for the year ended December 31, 2001.

  (m) Segment Information

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance.

   Centra operates solely in one segment, the development and marketing of software products and related services, and therefore there is no impact to Centra's financial statements of adopting SFAS No. 131. Centra's revenues are as follows (based on location of customer):

                                          Year Ended
                                         December 31,
                                        -------------
                                        1999 2000 2001
                                        ---- ---- ----
                          United States  91%  88%  74%
                          Europe.......   3%   9%  17%
                          Other........   6%   3%   9%

   There are no significant long-lived assets located outside of the United States.

  (n) Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets determined to have indefinite lives, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis, at least annually. This statement is effective for the Company in the first quarter of its fiscal year ending December 31, 2002. As of January 1, 2002, the Company will cease amortizing goodwill and reclassify assembled workforce to goodwill. The Company does not believe these assets are currently impaired. The adoption of SFAS No. 142 is expected to reduce the Company's amortization expense by approximately $1.3 million in 2002 and 2003, $1.2 million in 2004 and 2005 and $400,000 in 2006. The Company will continue to review these assets for impairment on at least an annual basis.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30,

Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS No. 144 it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

  (o) Accrued Expenses

   Accrued expenses at December 31, 2000 and 2001 consist of the following (in thousands):

                                                  December 31,
                                                  -------------
                                                   2000   2001
                                                  ------ ------
                Payroll and payroll-related costs $1,554 $2,119
                Other accrued expenses...........  3,058  3,689
                                                  ------ ------
                                                  $4,612 $5,808
                                                  ====== ======

(2) MindLever.com Acquisition

   On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2.9 million in cash, the issuance of 509,745 shares of common stock valued at approximately $3.8 million and acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7.2 million. The acquisition was accounted for using the purchase method in accordance with Accounting Principles Board (APB) Opinion No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition.

      The following table summarizes the allocation of the purchase price (in thousands):

                                                       Amount
                                                       -------
                Acquisition of Mindlever:
                Net liabilities assumed, at fair value ($3,281)
                In-process research and development...   2,200
                Developed technology and know-how.....   2,100
                Assembled workforce...................     300
                Goodwill..............................   5,873
                                                       -------
                                                        $7,192
                                                       =======

      As part of the purchase price allocation, all intangible assets acquired from MindLever were identified and valued by a third-party appraiser. It was determined that technology assets and assembled workforce had value. As a result of this identification and valuation process, the Company allocated $2.2 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of the projects had not yet reached technical feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of acquisition.

   In making its purchase price allocation, management considered the present value of future cash flows, an analysis of project accomplishments and outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting cash flows from such projects are based on management's estimates of costs of sales, operating expenses, and income taxes from such projects.

   As a result of the identification and valuation of intangibles acquired, the Company also allocated $2.1 million and $300,000 to developed technology and know-how and assembled workforce, respectively. Developed technology represents technology and know-how related to MindLever's current learning content management solution. Developed technology is being amortized over a period of three years. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of the company. Assembled workforce is being amortized over a period of three years.

   The excess of the purchase price over the fair value of the identifiable intangible net assets of approximately $5.9 million was allocated to goodwill. Unidentifiable intangible assets are being amortized over a period of five years.

   Accumulated amortization of developed technology, assembled workforce and goodwill was $467,000, $66,000 and $783,000, respectively, as of December 30, 2001.

   Unaudited pro forma operating results for the Company, assuming the acquisition of MindLever occurred January 1, 2000, are as follows:

                                                   Years Ended December 31,
                                                   -----------------------
                                                      2000          2001
                                                    --------      --------
                                                    (in thousands, except
                                                       per share data)
      Revenues.................................... $ 24,161      $ 39,508
      Net loss attributable to common stockholders  (19,355)      (17,808)
      Net loss per share, basic and diluted....... $  (0.83)     $  (0.73)

   For purposes of these pro forma operating results, the in-process research and development was assumed to have been written off prior to the pro forma periods, so that the operating results presented include only recurring costs.

(3) Income Taxes

   Centra provides for federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates. The components of Centra's net deferred tax assets are approximately as follows at December 31, 2000 and 2001 (in thousands):

                                                                  2000      2001
                                                                --------  --------
Net operating loss carryforwards............................... $ 11,793  $ 15,865
Tax credit carryforwards.......................................      730     1,135
Other temporary differences....................................    2,472     5,285
                                                                --------  --------
                                                                  14,995    22,285
Deferred tax liability in connection with Mindlever acquisition       --      (750)
                                                                --------  --------
Valuation allowance............................................  (14,995)  (21,535)
                                                                --------  --------
Net deferred tax asset......................................... $     --  $     --
                                                                ========  ========

   Deferred tax liability in connection with the Mindlever acquisition resulted from the acquired intangibles excluding goodwill and in-process research and development.

   Centra has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. Centra has provided a full valuation allowance for its deferred tax assets since, in the opinion of management, realization of these future benefits is not sufficiently assured.

   As of December 31, 2001, Centra had federal tax net operating loss (NOL) carryforwards and tax credit carryforwards available to offset future taxable income, if any, of approximately $39,466,000 and $1,135,000, respectively. These carryforwards expire through 2021, and are subject to review and possible adjustment by the Internal Revenue Service. As of December 31, 2000 and 2001, approximately $102,000 and $1,664,000, respectively, of the NOL carryforward is attributable to amounts generated from the exercise of stock options.

   The U.S. Internal Revenue Code of 1986, as amended (the Code), contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards and tax credit carryforwards that Centra can utilize in any one year may be limited. In the event of a change in ownership, as defined, the annual limitation on the use of the existing NOL and tax credit carryforwards is equal to an amount determined by multiplying the value of Centra at the time of the ownership change by the U.S. applicable federal rate of interest, as determined by the U.S. Internal Revenue Service. Centra has completed several financings since its inception and has not determined whether its NOL's and tax credit carryforwards have been limited by these financings.

   A reconciliation of the federal statutory rate to Centra's effective tax rate is as follows:

                                                         December 31,
                                                    ---------------------
                                                    1999    2000    2001
                                                    -----   -----   -----
     Income tax provision at federal statutory rate (34.0)% (34.0)% (34.0)%
     Increase in tax resulting from
     State tax provision, net of federal benefit...  (6.0)   (6.0)   (6.0)
     Increase in valuation allowance...............  40.0    40.0    40.0
                                                    -----   -----   -----
     Effective tax rate............................     0%      0%      0%
                                                    =====   =====   =====

(4) Long-Term Debt

  (a) Term Loan Facility and Capital Leases

   On December 22, 2000 and May 4, 2001, Centra amended its equipment line of credit agreement to allow for $2.0 million and $2.5 million of additional borrowings, respectively, of which $4.1 million was outstanding at December 31, 2001. Interest is payable monthly based on the prime rate (4.75% at December 31, 2001) plus 0.50%. Amounts outstanding are payable in 36 equal monthly installments beginning on October 1, 2001. Additionally, at December 31, 2001, Centra had outstanding borrowings under the original equipment line of credit of $58,000, bearing interest at prime rate plus 1.0% per annum. All borrowings are secured by substantially all of Centra's assets. This amended line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and short-term investments of $30 million.

   In addition to the above equipment line of credit and term loan facility, Centra also has two capital leases. These leases bear interest at a rate of 10.5% per annum and are payable through December 2004. As of December 31, 2000 and 2001, obligations under these capital leases amounted to $20,000 and $11,000, respectively.

  (b) Maturities of Long-Term Debt

   Future principal maturities of Centra's long-term obligations as of December 31, 2001 are as follows (in thousands):

                                  Year
                                  ----
                                  2002 $1,563
                                  2003  1,503
                                  2004  1,128
                                       ------
                                       $4,194
                                       ======

(5) Commitments and Contingencies

  (a) Commitments

   Centra conducts its operations in leased facilities and is obligated to pay monthly rent through December 2005. As of December 31, 2001, the minimum future rental payments under the operating lease agreements are approximately as follows (in thousands):

                                  Year
                                  ----
                                  2002 $2,127
                                  2003  1,957
                                  2004  1,805
                                  2005    851
                                       ------
                                       $6,740
                                       ======

   Rent expense charged to operations was approximately $570,000, $1,286,000 and $1,978,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

  (b) Contingencies

   In December 2001, a complaint was filed in the United States District Court for the Southern District of New York, naming as defendants Centra, certain of its officers and directors and the managing underwriters of Centra's initial public offering. As of March 13, 2002, neither Centra nor the named individuals had been served with the complaint, and therefore were not yet formal parties to the suit. The complaint, purportedly brought on behalf of the class of persons who purchased Centra's common stock between February 3, 2000 and December 6, 2000, alleges that, in connection with Centra's initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra's registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. If Centra is made a defendant in the action, it intends to vigorously defend against the allegations, which it believes lack merit.

(6) Redeemable Convertible Preferred Stock

   Centra had 9,164,490 authorized shares of preferred stock, of which 1,133,000, 1,416,490, 1,670,000, 2,250,000 and 2,695,000 were designated as series A redeemable convertible participating preferred stock (series A preferred stock), series B redeemable convertible participating preferred stock (series B preferred stock), series C redeemable convertible preferred stock (series C preferred stock), series D redeemable convertible preferred stock (series D preferred stock) and series E redeemable convertible preferred stock (series E preferred stock), respectively. During 1995, Centra sold 1,133,000 shares of series A preferred stock for $1.00 per share. During 1996, Centra sold 1,416,490 shares of series B preferred stock at $2.25 per share for gross proceeds of $3,187,000. During 1997, Centra sold 1,670,000 shares of series C preferred stock for $2.50 per share for gross proceeds of $4,175,000, and 2,250,000 shares of series D preferred stock for $4.00 per share for gross proceeds of $9,000,000. During 1999, Centra sold 2,695,000 shares of series E preferred stock for $5.00 per share for gross proceeds of $13,475,000.

   Series A and series B preferred stockholders had rights that allowed them to receive a cash payment equal to 150% of their original investment upon redemption, liquidation or automatic conversion plus the common shares into which the series A and the series B preferred stock converted. A cash payment of approximately $6,479,000 was made to the series A and series B preferred stockholders in satisfaction of this right, upon the completion of the Company's initial public offering. Centra attributed $113,000 and $354,000 of value to these rights of the series A and series B preferred stock, respectively, by decreasing the carrying value of the preferred stock and increasing additional paid-in capital in equal amounts at the date of issuance. Centra increased ratably over the redemption period the carrying value of the series A and series B preferred stock by accreting the discount and the liquidation premium, representing the cash payment in excess of the original investment. For the years ended December 31, 1999 and 2000, Centra recorded accretion of $507,000 and $649,000, respectively.

   Each outstanding share of series A, series B, series C, series D and series E preferred stock was convertible into common stock at the rate of 1.5 shares of common stock for each share of preferred stock, adjusted for certain dilutive events. Conversion was automatic and occurred immediately prior to the closing of Centra's initial public offering of common stock, resulting in the issuance of a total of 13,746,735 common shares.

(7) Stockholders' Equity (Deficit)

  (a) Authorized Shares

   Upon the closing of Centra's proposed initial public offering, its certificate of incorporation was amended and restated to change its authorized capital stock to 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

  (b) Stock Option and Stock Purchase Plans

  1995 Stock Plan

   In 1995, Centra adopted the 1995 Stock Plan (the 1995 Plan), which provides for the granting of incentive stock options to employees of Centra and nonqualified stock options to any directors, officers, employees or consultants of Centra. Options to purchase 3,852,000 shares of common stock may be issued pursuant to the 1995 Plan, plus an additional 385,500 shares, as defined under the 1995 Plan. Option and stock pricing is determined by Centra's Board of Directors and all options to date have been granted at the fair market value determined by the Board of Directors. Options and stock granted under the 1995 Plan generally vest as follows: 25% on the one-year anniversary date, and then 6.25% on each subsequent quarter over the next three years, and expire no later than 10 years from the date of grant. There are no shares available for grant under the 1995 Plan.

   Centra allowed for the immediate exercise of certain stock options granted under the 1995 Plan. The shares received upon exercise are subject to repurchase by Centra at the original option exercise price of $0.001 to $0.33 per share, subject to vesting at the same rates as provided in the original option agreements. A total of 2,464,907 shares have been issued upon the immediate exercise of certain stock options granted under the 1995 Plan, of which 288,281 shares are subject to repurchase rights at December 31, 2001. During the year ended December 31, 1999, Centra exercised its rights under the stock repurchase agreements and repurchased 206,267 shares. These shares were repurchased at original issuance price. There were no shares repurchased for the years ended December 31, 2000 and 2001. As of December 31, 2001, the Company had repurchased a total of 661,606 shares under the 1995 Plan, which are included in treasury stock on the accompanying balance sheet.

  1999 Stock Incentive Plan

   In November 1999, Centra adopted the 1999 Stock Incentive Plan (the 1999
Plan). A total of 5,100,000 shares of common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan authorizes the grant of incentive options and nonqualified options. The 1999 Plan also provides for awards of stock appreciation rights, performance shares, restricted stock and other stock-based awards.

   Incentive options may be granted under the 1999 Plan to employees of the Company and its affiliates within the meaning of the Internal Revenue Code, including officers and directors of the Company as well as officers and directors of affiliates who are also employees. The exercise price of incentive options granted under the 1999 Plan must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive options granted to an optionee who owns stock possessing more than 10% of the voting power of the outstanding capital stock must be at least equal to 110% of the fair market value of the common stock on the date of grant.

   Under the terms of the 1999 Plan, Centra may grant nonqualified options to employees, directors and non-employees. There are no limits on the exercise price of nonqualified options granted under the 1999 Plan.

   The 1999 Plan is administered by the compensation committee of the Board of Directors. The compensation committee selects the individuals to whom options will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 1999 Plan.

  1999 Director Option Plan

   In November 1999, Centra adopted the 1999 Director Option Plan (Director
Plan). The Director Plan provides for the grant of stock options to those directors who are not employees of Centra or one of its subsidiaries. Only non-statutory options may be granted under the Director Plan. The maximum number of shares of common stock as to which options may be granted under the Plan is 200,000. As of December 31, 2001, no options had been granted under the Director Plan.

   The Director Plan is administered by the Board of Directors. The option exercise price for each option granted under the Director Plan is the fair market value of the common stock as of the date of grant. Payment of the option exercise price is to be made in cash for the full exercise price of the options. Options are not assignable or transferrable except by will or the laws of descent and distribution. They terminate on the earlier of 10 years after the date of grant or 60 days after the optionee ceases to serve as a director, except in the event of death or disability.

   Options to purchase 884,934 shares of common stock were available for grant under the 1999 Plan and the Director Plan at December 31, 2001.

   The following is a summary of common stock option and restricted stock activity under the 1995 and 1999 Plans:

                                                                                  Weighted
                                                    Number of                     Average
                                                     Shares     Exercise Price Exercise Price
                                                    ----------  -------------- --------------
Outstanding, December 31, 1998.....................  1,092,920   $0.07- 0.27       $0.21
   Granted.........................................  1,816,675    0.27- 8.00        1.22
   Exercised....................................... (1,422,234)   0.17- 0.33        0.25
   Canceled........................................   (109,948)   0.17- 5.00        0.38
                                                    ----------   -----------       -----
Outstanding, December 31, 1999.....................  1,377,413    0.07- 8.00        1.48
   Granted.........................................  2,750,675    0.27-11.00        6.13
   Exercised.......................................   (259,571)   0.17- 5.00        0.27
   Canceled........................................   (114,501)   0.27-10.88        5.56
                                                    ----------   -----------       -----
Outstanding, December 31, 2000.....................  3,754,016    0.07-11.00        4.84
   Granted.........................................  1,879,900    4.13-13.85        6.12
   Exercised.......................................   (356,455)   0.17-11.00        2.05
   Canceled........................................   (205,280)   0.17-11.00        5.81
                                                    ----------   -----------       -----
Outstanding, December 31, 2001.....................  5,072,181   $0.07-13.85       $5.47
                                                    ==========   ===========       =====
Exercisable common stock options, December 31, 2001  1,530,914   $0.07-13.70       $4.90
                                                    ==========   ===========       =====
Exercisable common stock options, December 31, 2000    390,936   $0.07- 8.00       $1.78
                                                    ==========   ===========       =====
Exercisable common stock options, December 31, 1999     67,687   $0.07- 5.00       $0.46
                                                    ==========   ===========       =====

   The range of exercise prices for common stock options outstanding and options exercisable at December 31, 2001 is as follows:

                             Options Outstanding                  Options Exercisable
                --------------------------------------------- ----------------------------
                            Weighted Average
   Range of       Options      Remaining     Weighted Average   Options   Weighted Average
Exercise Prices Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
--------------- ----------- ---------------- ---------------- ----------- ----------------
  $0.07- 0.17       59,845     5.3 years          $0.17           59,845       $0.17
   0.27- 0.33      452,993     6.9 years           0.28          262,620        0.27
         0.67       27,301     7.6 years           0.67           11,590        0.67
   3.13- 5.88    1,778,153     8.9 years           4.08          340,989        4.06
   6.00-13.85    2,753,889     8.7 years           7.38          855,870        7.04
  -----------    ---------     ---------          -----        ---------       -----
  $0.07-13.85    5,072,181     8.6 years          $5.47        1,530,914       $4.90
  ===========    =========     =========          =====        =========       =====

   In connection with stock options grants to employees and non-employees during the years ended December 31, 1999 and 2000, Centra recorded deferred compensation of $2,722,000 and $1,199,000, respectively, which represents the aggregate difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes for grants to employees and the fair market value of the options for the non-employees. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options. Centra recorded compensation expense of $736,000, $925,000 and $887,000 during the years ended December 31, 1999, 2000 and 2001, respectively, related to these options.

  1999 Employee Stock Purchase Plan

   In November 1999, Centra adopted the 1999 Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan initially authorized the issuance of up to a total of 1,500,000 shares of Centra's common stock to participating employees. As of December 31 of each year, Centra increases the number of shares reserved for issuance under the Stock Purchase Plan automatically by 2% of the total number of shares of our common stock then outstanding or, if less, 300,000 shares. As of December 31, 2001, there were 2,100,000 shares authorized for issuance under the Stock Purchase Plan.

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

   The Stock Purchase Plan is administered by the compensation committee of the Board of Directors. Employees purchased 56,427 and 156,975 shares of the Company's common stock in the plan during the fiscal years ended December 31, 2000 and 2001, respectively.

   In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options to be included in the statements of operations or disclosed in the notes to the financial statements. Centra accounts for stock-based compensation for employees and directors under APB Opinion No. 25 and elected the disclosure-only alternative under SFAS No. 123. Centra records the fair market value of stock options granted to non-employees in the consolidated statement of operations in accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The

Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and directors using the Black-Scholes option pricing model. The assumptions used are as follows:

                                        Year Ended December 31,
                                   ---------------------------------
                                     1999       2000        2001
                                   --------- ----------- -----------
           Risk-free interest rate 4.8%-6.1% 5.84%-6.72% 4.57%-5.39%
           Expected dividend yield        --          --          --
           Expected lives......... 7.5 years   7.5 years   7.5 years
           Expected volatility....       85%        100%        109%

   The expected volatility factor for fiscal 1999 was based on actual volatility factors for comparable public software companies as the stock was not publicly traded. Expected volatility factors for fiscal 2000 and 2001 are based on the Company's historical volatility. The weighted average fair value of grants, granted at fair market value during the years ended December 31, 1999, 2000 and 2001 was $6.48, $5.33 and $5.43 per share, respectively. The weighted average exercise price of grants at fair market value during the years ended December 31, 1999, 2000 and 2001, was $8.00, $6.18 and $6.12,
respectively. During 1999, Centra granted certain options with an exercise price below the deemed fair market value of the common stock. The weighted average exercise price and weighted average fair value of these options was $1.56 and $3.17, respectively.

   The pro forma effects of applying SFAS No. 123 are as follows for the years ended December 31, 1999, 2000 and 2001:

                                                   Year Ended December 31,
                                                 ---------------------------
                                                  1999      2000      2001
                                                 -------  --------  --------
                                                  (in thousands, except per
                                                         share data)
   Net loss attributable to common stockholders-
    As reported................................. $(9,130) $(14,507) $(16,682)
    Pro forma................................... $(9,815) $(16,729) $(22,826)
   Basic and diluted loss per share-
    As reported................................. $ (1.39) $  (0.67) $  (0.68)
    Pro forma................................... $ (1.49) $  (0.77) $  (0.93)

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

(8) Employee Benefit Plan

   Centra has adopted an employee benefit plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows employees to make pretax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, Centra may match a portion of the employee contribution up to a defined maximum and provide profit sharing to employees at its discretion. Centra made no contributions to the 401(k) Plan for the years ended December 31, 1999, 2000 and 2001.

(9) Valuation and Qualifying Accounts

   The following is a summary of the allowance for doubtful accounts (in thousands):

                                Balance  Charged            Balance
                               Beginning   to               End of
             Years Ended        of Year  Expense Write-offs  Year
             -----------       --------- ------- ---------- -------
             December 31, 1999   $100     $190      $ 96     $194
             December 31, 2000    194      410        28      577
             December 31, 2001    577      448       387      638

(10) Quarterly Statement of Operations Information (unaudited)

   The following table presents a summary of quarterly results of operations for 2000 and 2001:

                                                             Quarter Ended,
                                ------------------------------------------------------------------------
                                Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                                  2000     2000     2000      2000     2001     2001     2001      2001
                                -------- -------- --------- -------- -------- -------- --------- --------
                                                  (in thousands, except per share data)
Total revenues................. $ 3,793  $ 5,015   $ 6,335  $ 7,830  $ 9,072  $ 9,760   $ 9,236  $11,049
                                -------  -------   -------  -------  -------  -------   -------  -------
Gross profit...................   3,113    4,243     5,352    6,570    7,360    7,962     7,417    9,321
                                -------  -------   -------  -------  -------  -------   -------  -------
Net loss attributable to common
  stockholders.................  (4,093)  (3,480)   (3,499)  (3,435)  (3,798)  (6,271)   (3,999)  (2,614)
                                -------  -------   -------  -------  -------  -------   -------  -------
Basic and diluted net loss per
  share attributable to common
  stockholders................. $ (0.23) $ (0.15)  $ (0.15) $ (0.15) $ (0.16) $ (0.26)  $ (0.16) $ (0.10)
                                =======  =======   =======  =======  =======  =======   =======  =======