Form 10-Q
period 2002-03-31
CENTRA SOFTWARE INC
filed 2002-05-14
CIK 1096658

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

     |_| TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         ____________


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


                                 Yes |X| No |_|



The number of shares outstanding of the Registrant's common stock as of May 9, 2002 was 25,642,440.

TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of December 31, 2001 and
         March 31, 2002 (unaudited) .......................................  3

         Consolidated Statements of Operations for the three
         months ended March 31, 2001 and 2002 (unaudited) .................  4

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2001 and 2002 (unaudited) .................  5

         Notes to Consolidated Financial Statements (unaudited)............  6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........  17


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  17

Item 2.  Changes in Securities and Use of Proceeds.........................  17

Item 6.  Exhibits and Reports on Form 8-K..................................  19

Signatures.................................................................  20

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                                               December 31,        March 31,
                                                                               ------------        ---------
                                                                                  2001               2002
                                                                                  ----               ----

                                  Assets
Current Assets:
  Cash and cash equivalents............................................           $25,424            $22,144
  Short-term investments...............................................            22,759             23,271
  Restricted cash......................................................               100                100
  Accounts receivable, net of reserves of approximately
     $638 and $884 at December 31, 2001 and March
     31, 2002, respectively............................................             9,654              6,854
  Prepaid expenses and other current assets............................             1,250              1,864
                                                                             ---------------    ---------------
         Total current assets..........................................            59,187             54,233
                                                                             ---------------    ---------------
Property and Equipment, at cost:
  Computers and equipment..............................................             7,593              8,201
  Furniture and fixtures...............................................               945                947
  Leasehold improvements...............................................               531                534
                                                                             ---------------    ---------------
                                                                                    9,069              9,682
  Less: Accumulated depreciation and amortization......................             4,887              5,537
                                                                             ---------------    ---------------
                                                                                    4,182              4,145
                                                                             ---------------    ---------------
  Restricted cash......................................................               549                551
  Other assets.........................................................               104                104
  Goodwill and other intangible assets, net............................             6,955              6,862
                                                                             ---------------    ---------------
                                                                                  $70,977            $65,895
                                                                             ===============    ===============

                                         Liabilities and Stockholders' Equity

Current Liabilities:
  Current maturities of long-term debt.................................           $ 1,563            $ 1,544
  Accounts payable.....................................................             1,463              2,313
  Accrued expenses.....................................................             5,808              5,434
  Deferred revenue.....................................................             8,165              8,468
                                                                             ---------------    ---------------
         Total current liabilities.....................................            16,999             17,759
                                                                             ---------------    ---------------
Long-term debt, net of current maturities..............................             2,631              2,255
                                                                             ---------------    ---------------
Stockholders' equity:
  Preferred stock, $0.001 par value-
     Authorized-10,000,000 shares as of December 31,
       2001 and March 31, 2002
     Issued and outstanding-0 shares at December 31, 2001
       and March 31, 2002                                                             --                 --
  Common stock, $0.001 par value-
    Authorized-100,000,000 shares as of December 31,
       2001 and March 31, 2002
    Issued-26,000,861 shares and 26,144,309 shares at
       December 31, 2001 and March 31, 2002, respectively                              26                 26
  Additional paid-in capital...........................................           110,446            110,577
  Accumulated deficit..................................................           (57,725)           (63,580)
  Deferred compensation................................................            (1,326)            (1,108)
  Cumulative translation adjustment....................................               (34)                 6
  Treasury stock (661,606 shares of common stock at
    December 31, 2001 and March 31, 2002)..............................               (40)               (40)
                                                                             ---------------    ---------------
         Total stockholders' equity....................................            51,347             45,881
                                                                             ---------------    ---------------
                                                                                  $70,977            $65,895
                                                                             ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                         2001                2002
                                                                                         ----                ----
Revenues:
  License..................................................................            $ 7,219             $ 3,833
  Services.................................................................              1,853               3,677
                                                                               ------------------   -----------------
         Total revenues....................................................              9,072               7,510
                                                                               ------------------   -----------------
Cost of Revenues:
  License..................................................................                147                  89
  Services(1)..............................................................              1,565               1,712
                                                                               ------------------   -----------------
         Total cost of revenues............................................              1,712               1,801
                                                                               ------------------   -----------------
         Gross profit......................................................              7,360               5,709
                                                                               ------------------   -----------------
Operating Expenses:
  Sales and marketing(1)...................................................              6,336               5,147
  Product development(1)...................................................              2,635               3,123
  General and administrative(1)............................................              1,917               1,884
  Compensation charge for issuance of stock options........................                223                 218
  Amortization of intangible assets........................................                 --                 175
  Merger transaction costs.................................................                 --               1,187
                                                                               ------------------   -----------------
         Total operating expenses..........................................             11,111              11,734
                                                                               ------------------   -----------------
  Operating loss...........................................................             (3,751)             (6,025)
Interest income............................................................                876                 226
Interest and other expense, net............................................               (151)                (57)
Loss on sale of short-term investments(Note 1(d))..........................               (772)                 --
                                                                               ------------------   -----------------
Net loss...................................................................            $(3,798)            $(5,856)
                                                                               ==================   =================
Basic and diluted net loss per share.......................................            $ (0.16)            $ (0.23)
                                                                               ==================   =================
Basic and diluted weighted average shares outstanding......................             23,771              25,174
                                                                               ==================   =================

--------------

(1) Excludes compensation charge for issuance of stock options. The following summarizes the allocation of the compensation charge for issuance of stock options:

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                           2001       2002
                                                           ----       ----

Cost of services revenues ..............................   $  6       $  6
Sales and marketing ....................................     98         97
Product development ....................................     41         37
General and administrative..............................     78         78
                                                           ----       ----
 Total compensation charge for issuance of stock options   $223       $218
                                                           ====       ====

The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                      2001                 2002
                                                                                      ----                 ----
Cash Flows from Operating Activities:
  Net loss.................................................................           $(3,798)             $(5,856)
 Adjustments to reconcile net loss to net cash used in   operating
  activities:
     Depreciation and amortization.........................................               502                  824
     Compensation charge for issuance of stock options.....................               223                  218
     Loss on sale of short-term investments................................               772                   --
     Changes in assets and liabilities:
      Accounts receivable..................................................            (2,296)               2,765
      Prepaid expenses and other current assets............................               367                 (651)
      Accounts payable.....................................................             1,028                  840
      Accrued expenses.....................................................              (669)                (421)
      Deferred revenue.....................................................                86                  317
                                                                             -------------------    -----------------
        Net cash used in operating activities..............................            (3,785)              (1,964)
                                                                             -------------------    -----------------
Cash Flows from Investing Activities:
  Purchase of property and equipment.......................................              (866)                (620)
  Purchase of short-term investments.......................................           (11,845)             (21,013)
  Sale of short-term investments...........................................            23,172               20,500
   Restricted cash.........................................................                --                   (2)
  Other assets.............................................................               (21)                  --
                                                                             -------------------    -----------------
        Net cash provided by (used in) investing activities................            10,440               (1,135)
                                                                             -------------------    -----------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock...................................                32                  131
  Payments on term loans...................................................               (78)                (392)
  Payments on capital lease obligations....................................                (8)                  (2)
                                                                             -------------------    -----------------
        Net cash used in financing activities..............................               (54)                (263)
                                                                             -------------------    -----------------
Effect of Foreign Exchange Rate Changes on Cash and Cash
  Equivalents                                                                              15                   82
                                                                             -------------------    -----------------
Net Increase (Decrease) in Cash and Cash Equivalents.......................             6,616               (3,280)
Cash and Cash Equivalents, beginning of period.............................            42,015               25,424
                                                                             -------------------    -----------------
Cash and Cash Equivalents, end of period...................................           $48,631              $22,144
                                                                             ===================    =================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest.................................           $    41              $    54
                                                                             ===================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Centra Software, Inc. (together with its wholly-owned subsidiaries, "Centra" or the "Company"), is a leading provider of software and services that support live eLearning and real-time business collaboration.

         On January 16, 2002, the Company entered into an Agreement and Plan of Merger and Reorganization with SmartForce PLC and its wholly-owned subsidiary, Atlantic Acquisition Corp. Under the merger agreement, holders of the Company's common stock would have received 0.425 SmartForce American Depository Shares for each share of the Company's common stock outstanding at the time of the merger.

         On April 2, 2002, the Company entered into a Termination Agreement and Release with SmartForce and Atlantic. Pursuant to the termination agreement, the parties agreed to terminate the merger agreement and the related voting agreements, affiliate agreements and proxies.

         On April 19, 2002, Centra adopted a stockholder rights plan. The rights plan is designed to help ensure that all of our stockholders receive fair and equal treatment in the event of any unsolicited proposal to acquire control of the Company. As part of the rights plan, we designated 300,000 shares of our authorized preferred stock as series A preferred stock. The adoption of the stockholder rights plan will affect the rights of holders of the Company's common stock, and any issuance of shares of series A preferred stock upon exercise of the rights will also affect the rights of holders of common stock.

         On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., which has been renamed to Centra RTP, Inc., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2.9 million in cash, the issuance of 509,745 shares of common stock valued at approximately $3.8 million and acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7.2 million. The acquisition was accounted for using the purchase method in accordance with Accounting Principles Board (APB) Opinion No.
16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition (see Note
2).

         Centra is subject to certain business risks that could affect its future operations and financial performance. These risks include, but are not limited to, rapid technological changes, significant competition, dependence on key individuals, quarterly performance fluctuations, ability to enhance existing products and services and to develop new products and services. These and other risks are described under the heading "Factors That Could Affect Future Results" in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the notes to consolidated financial statements.

(a) Basis of Presentation

         The consolidated financial statements include the accounts of Centra and its wholly-owned subsidiaries, Centra Software Europe Limited, which was incorporated in the United Kingdom, Centra Software Securities Corporation, a Massachusetts securities corporation, Centra RTP, Inc., a Delaware corporation, Centra Software Southern Europe SAS, which was incorporated in France, and Centra Software Nordic ApS, which was incorporated in Denmark. All significant intercompany transactions and balances have been eliminated in consolidation.

         The accompanying consolidated financial statements for the three months ended March 31, 2001 and 2002 are unaudited, have been prepared on a basis consistent with the December 31, 2001 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These consolidated statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the entire year or any other period.

(b) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Those estimates and judgments are based on the Company's historical experience, the terms of existing contracts, management's observance of trends in the industry, information that Centra obtains from its customers and outside sources, and on various other assumptions that it believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

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

         Centra uses the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. Centra has established sufficient vendor-specific objective evidence for the value of its consulting, training and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with consulting, training, and other services.

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

         Revenues related to maintenance and software application hosting are recognized on a straight-line basis over the period that the maintenance and hosting services are provided. Revenues related to ASP services are recognized on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues allocable to implementation, consulting and training services are recognized either as the services are performed, ratably over a subscription period, or upon completing project milestones if defined in the agreement.

         We record as deferred revenues any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of contract maintenance, ASP service and consulting services.

(d) Cash Equivalents and Short-Term Investments

         Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Centra's cash equivalents consisted of the following at December 31, 2001 and March 31, 2002 (in thousands):

                                                    December 31,     March 31,
                                                    ------------     ---------
                                                       2001            2002
                                                       ----            ----

Cash and cash equivalents-
  Cash .......................................       $  6,033        $  6,582
  Money market accounts.......................         16,892          15,562
  Municipal bonds.............................          2,499              --
                                                  --------------  --------------
    Total cash and cash equivalents...........       $ 25,424        $ 22,144
                                                  ==============  ==============

         Centra accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value. At December 31, 2001 and March 31, 2002, Centra's short-term investments consisted of the following (in thousands):

                                                                             December 31,       March 31,
                                                                             ------------       ---------
                                                                                 2001              2002
                                                                                 ----              ----
Short-term Investments-
  Municipal bonds (average 267 and 277 remaining days
    to maturity for the period ended December 31, 2001
    and March 31, 2002, respectively)....................................       22,759            23,271
                                                                          ---------------   ---------------
         Total short-term investments....................................     $ 22,759          $ 23,271
                                                                          ===============   ===============

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

                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                              2001        2002
                                                              ----        ----

Net loss................................................... $(3,798)   $(5,856)
Foreign currency translation adjustment....................      15         40
                                                             -------   --------
 Comprehensive loss........................................ $(3,783)   $(5,816)
                                                            ========   ========

(f) Net Loss Per Share

         Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings Per Share, (SFAS No. 128) for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase of 571,000 and 279,000 for the three months ended March 31, 2001 and 2002, respectively.

         Options to purchase a total of 4,656,144 and 4,936,628 shares of common stock have not been included in the computation of diluted earnings per share above for the three months ended March 31, 2001 and 2002, respectively. Inclusion of these shares would have an antidilutive effect, as Centra has recorded a loss for all periods presented.

         Common stock outstanding as of December 31, 2001 and March 31, 2002 includes 54,438 shares issued but held in escrow in connection with the Company's acquisition of MindLever.com in April, 2001. These shares will be released from escrow after April 30, 2002 pursuant to the MindLever merger agreement. These shares have not been included in the computation of diluted earnings per share above for the three months ended March 31, 2001 and 2002, respectively.

(h) Segment Information

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

         Centra operates solely in one segment, the development and marketing of software products and related services. Centra's revenues are as follows (based on location of customer):

                                                             Three months ended
                                                                 March 31,
                                           ------------------------------------
                                                          2001          2002
                                                      -----------   -----------

United States.............................                   78%           67%
Europe....................................                   15%           24%
Other.....................................                    7%            9%


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

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets determined to have indefinite lives, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis, at least annually. This statement was effective for the Company in the first quarter of its fiscal year ending December 31, 2002. As of January 1, 2002, the Company ceased amortizing goodwill and reclassified assembled workforce to goodwill. The Company obtained a preliminary third party appraisal and does not believe these assets are impaired and, accordingly, the adoption of SFAS No. 142 is expected to reduce the Company's amortization expense by approximately $1.3 million in fiscal 2002 and 2003, $1.2 million in 2004 and 2005 and $400,000 in 2006. The Company will continue to review these assets for impairment on at least an annual basis.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS No. 144 it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of this statement did not have a material impact on the Company's financial statements.


(j) MindLever.com Acquisition

      On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2.9 million in cash, the issuance of 509,745 shares of common stock in the amount of approximately $3.8 million and acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7.2 million. The acquisition was accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition.

      The following table summarizes the allocation of the purchase price (in thousands):

                                                                     Amount
                                                                ---------------
Acquisition of MindLever:
 Net liabilities assumed, at fair value.............................$ (3,281)
 In-process research and development................................   2,200
 Developed technology and know-how..................................   2,100
 Assembled workforce................................................     300
 Goodwill...........................................................   5,873
                                                                   ---------
                                                                    $  7,192
                                                                   =========

      As part of the purchase price allocation, all intangible assets acquired from MindLever were identified and valued by a third party appraiser. It was determined that technology assets and assembled workforce had value. As a result of this identification and valuation process, the Company allocated $2.2 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of the projects had not yet reached technical feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of acquisition.

      Developed technology represents technology and know-how related to MindLever's current learning content management solution. Developed technology is being amortized over a period of three years. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Assembled workforce was being amortized over a period of three years until the adoption of SFAS 142 in January 2002, when the Company ceased amortization of assembled workforce and goodwill and will assess annually for impairment.

      The excess of the purchase price over the fair value of the identifiable intangible net assets of approximately $5.9 million was allocated to goodwill was being amortized over a period of five years until the adoption of SFAS 142 in January 2002, when the Company ceased amortization of goodwill and will assess annually for impairment.

      Accumulated amortization of developed technology, assembled workforce and goodwill was $641,667, $66,667 and $782,878, respectively as of March 31, 2002.

      Unaudited pro forma operating results for the Company for the three months ended March 31, 2001, assuming the acquisition of MindLever occurred at the beginning of fiscal 2001 are as follows (in thousands, except per share data):

                                                          Three Months
                                                     Ended March 31, 2001
                                                     --------------------

Revenues...................................................$ 9,378
Net loss................................................... (6,555)
Net loss per share, basic and diluted......................$ (0.27)

      For purposes of these pro forma operating results, the in-process research and development was assumed to have been written off prior to the pro forma period, so that the operating results presented only include recurring costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Overview", "Liquidity and Capital Resources", and "Factors That Could Affect Future Results" and those appearing elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

              We design, develop, market and support software infrastructure and application service provider (ASP) services for live eLearning and real-time business collaboration. Our enterprise products provide a comprehensive range of knowledge delivery and services which include features such as voice-over-the-Internet, software application sharing, real-time data exchange, shared workspaces, record and playback and standards-compliant content management and monitoring. Our products to date have been sold primarily to Global 2000 businesses and have consisted of product offerings and network service solutions for corporate eLearning and training, collaborative sales and marketing, and one-to-one customer, partner and employee relationships.

         Through March 31, 2002, our revenues were derived from licenses of our software products, from related maintenance, and from the delivery of implementation consulting, training, education, hosting and ASP services. We price the license of our enterprise application software on a rental or purchase basis under a variety of licensing models, including perpetual named-user licenses, perpetual concurrent-user licenses, time-limited licenses and revenue-sharing. Customers who license our enterprise application software typically purchase renewable maintenance contracts that provide telephone support, bug fixes and rights to unspecified upgrades and enhancements on a when-and-if available basis over a stated term, usually a twelve-month period. Maintenance is priced as a percentage of our license fees. We also offer implementation consulting, training and education services to our customers, primarily on a time-and-materials basis, but also for education, on a course subscription or per-course basis. In addition, we offer hosting services for customers under hosting agreements, with terms typically ranging from six to twelve months, to outsource the administration and infrastructure necessary to operate our enterprise application software. The hosting fees include a set-up fee and monthly service fee in addition to license fees for the software. Finally, we offer all of our license products as an ASP service, with terms typically ranging from three to twelve months. The ASP service fees include a set-up fee and monthly, hourly or per event subscription fee.

         We sell our products and services primarily through a direct sales force and through relationships with distributors, resellers and other strategic partners. We have established European direct sales and service operations headquartered in the United Kingdom and have master distributors in Japan and Korea. In addition, we have value added resellers throughout Europe, the Middle East, the Pacific Rim, China, India, Brazil, South Africa and Central America. Revenues from sales outside the United States were 22% of total revenues or $2.0 million for the three month period ended March 31, 2001, and 33% of total revenues or $2.5 million for the three month period ended March 31, 2002. Since 1999 we have invested in the infrastructure necessary to expand our global operations, including the formation and staffing of our European subsidiaries and our Asian operations. We expect to continue to invest in our international operations as we expand our international direct and indirect channels and our ASP service operations locally to increase worldwide market share. We anticipate that revenues derived from outside the United States will continue to increase both in terms of percentage of revenues and absolute dollars.

         Our cost of license revenues includes royalties due to third parties for technology included in our products, as well as costs of product documentation, media used to deliver our products and fulfillment. Our cost of service revenues includes (a) salaries and related expenses for our consulting, education, technical support and information technology services organizations,
(b) an overhead allocation consisting
primarily of that portion of our facilities, communications and depreciation expenses that are attributable to providing our services, and (c) direct costs related to our hosting and ASP service offerings.

         Our operating expenses are classified into six general categories: sales and marketing, product development, general and administrative, compensation charge for issuance of stock options, amortization of intangible assets and merger transaction costs.

         .        Sales and marketing expenses consist primarily of (a) salaries and other related costs for sales and marketing personnel and (b) costs associated with marketing programs, including trade shows, user group meetings and seminars, advertising, public relations activities and new product launches.

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

         .        Amortization of intangible assets represents the amortization, over a three year period, of the valuation of the developed technology and know-how.

         .        Merger transaction costs represent the costs that were
         incurred as of March 31, 2002 related to the proposed merger of Centra Software, Inc. and SmartForce PLC. The proposed merger was terminated as of April 2, 2002.

         In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

         We have experienced substantial losses in each fiscal period since our inception. As of March 31, 2002, we had an accumulated deficit of $63.6 million. These losses and our accumulated deficit have resulted from our initial lack of substantial revenues, as well as the significant costs incurred in the development of our products and services and in the preliminary establishment of our infrastructure which have been only partially offset by our revenues to date. We expect to maintain the same level or slightly increase our expenditures in all areas in order to execute our business plan and to expand further internationally.

         Additionally, although we have experienced revenue growth in the past, we have recently experienced declining revenues and increased losses. We may not be able to increase our revenues or to attain profitability and, if we do achieve profitability, we may not be able to sustain profitability for any future periods. Accordingly, we expect to incur additional losses during 2002. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely upon them as an indication of our future financial performance.

CRITICAL ACCOUNTING POLICIES

         The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition and the valuation of long-lived assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and require management's most difficult and subjective judgments.

REVENUE RECOGNITION

         Not only is revenue recognition a key component of our results of operations, the timing of our revenue recognition also determines the timing of certain expenses, such as commissions. In measuring revenues, we follow the specific guidelines of SOP 97-2 "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," and related authoritative literature. Certain judgments of management, however, affect the application of this policy. Revenue results are difficult to predict and any shortfall or delay in recognizing revenue could cause our operational results to vary significantly from quarter to quarter. We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for bad debts would be required.

VALUATION OF LONG-LIVED ASSETS

         We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determined that the carrying value of long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

RESULTS OF OPERATIONS

         The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

                                                       Three Months Ended
                                                   ---------------------------
                                                    March 31,       March 31,
                                                      2001            2002
                                                   ------------  -------------
Consolidated Statement of Operations Data:
 Revenues:
    License.....................................          80   %         51   %
    Services....................................          20             49
                                                   ------------  -------------
         Total revenues.........................         100            100

 Cost of revenues:
    License.....................................           2              1
    Services....................................          17             23
                                                   ------------  -------------
         Total cost of revenues................           19             24
                                                   ------------  -------------

 Gross margin...................................          81             76

 Operating expenses:
     Sales and marketing........................          70             68
     Research and development...................          29             42
     General and administrative.................          21             25
     Compensation charge for issuance of stock
options.................................. .                2              3
     Amortization of intangible assets..........           -              2
     Merger transaction costs...................           -             16
                                                   ------------  -------------
         Total operating expenses...............         122            156
                                                   ------------  -------------

Operating loss..................................         (41)           (80)
 Other income(loss), net........................          (1)             2
                                                   ------------  -------------
 Net loss.......................................         (42)  %        (78)  %
                                                   ============  =============


Comparison of three months ended March 31, 2001 and 2002

 Revenues.    Total revenues decreased by $1.6 million, or 17%, to $7.5 million for the three months ended March 31, 2002, from approximately $9.1 million for the three months ended March 31, 2001. The decrease was attributable to a significant decrease in license revenues in North America offset by increased service revenues.

License revenues decreased by $3.4 million, or 47%, to $3.8 million for the three months ended March 31, 2002, from $7.2 million for the three months ended March 31, 2001. The decrease resulted from a shortfall in North American license sales. Several other factors also contributed to the decrease, including a difficult economic environment resulting in longer sales cycles, reduced productivity of the Company's sales force and the temporary diversion of resources and management attention associated with the Company's proposed merger with SmartForce during the quarter. Although we believe some of these factors may be temporary, we cannot predict the timing of when or if these factors would reverse in future periods.

Service revenues increased by $1.8 million, or 98%, to $3.7 million for the three months ended March 31, 2002, from $1.9 million for the three months ended March 31, 2001. The increase was primarily related to an increase in maintenance support contracts to new and existing customers, ASP revenue, and to a lesser extent, an increase in education, consulting and hosting services. We expect service revenues, including ASP, to increase in absolute dollars in future periods.

 Cost of license revenues. Cost of license revenues decreased by $58,000, or 39%, to $89,000 for the three months ended March 31, 2002, from $147,000 for the three months ended March 31, 2001. The decrease was primarily attributable to expiration of a royalty for software which is no longer used in our products, and to a lesser extent, lower license revenue levels. We anticipate that cost of license revenues will increase in the future both in terms of absolute dollars as licensing revenues from our products increase and as a percent of license revenues due to the licensing of additional technologies from third parties.

 Cost of service revenues. Cost of service revenues increased by $147,000, or 9%, to $1.7 million for the three months ended March 31, 2002, from $1.6 million for the three months ended March 31, 2001. The increase was primarily the result of increased technical support and ASP personnel providing services to our customers in North America and Europe, as well as increases in infrastructure costs associated with providing our ASP service. We anticipate that the cost of service revenues will continue to increase in absolute dollars to the extent that we continue to generate new customers and associated license and service revenues. We believe that cost of service revenues as a percentage of service revenues can be expected to vary significantly from period to period depending on the mix of services that we provide and overall utilization rates of our service personnel and our ASP service capacity.

 Sales and marketing expenses. Sales and marketing expenses decreased by $1.2 million, or 19%, to $5.1 million for the three months ended March 31, 2002, from $6.3 million for the three months ended March 31, 2001. The decrease was mainly attributable to a decrease in marketing programs, including advertising, trade shows, and promotional expenses, and to a lesser extent a decrease in commissions expense due to lower license revenues. We expect that sales and marketing expenses will increase slightly in absolute dollars in future periods.

 Product development expenses. Product development expenses increased by $488,000, or 19%, to $3.1 million for the three months ended March 31, 2002, from $2.6 million for the three months ended March 31, 2001. The increase primarily resulted from an increase in product development personnel. We believe that continued investment in product development is critical to achieving our strategic objectives and, as a result, we expect product development expenses will continue to increase in absolute dollars as additional product development personnel are added and additional investments are made into third party source code.

 General and administrative expenses. General and administrative expenses decreased slightly by $33,000, or 2%, to $1.9 million for the three months ended March 31, 2002, from $1.9 million for the three months ended March 31, 2001. We expect that general and administrative expenses will remain relatively constant in absolute dollars for the foreseeable future.

 Compensation charge for issuance of stock options. We incurred a charge of $218,000 for the three months ended March 31, 2002, as compared to $223,000 for the three months ended March 31, 2001, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options which vest over periods up to five years, will result in additional compensation expense of approximately $1.1 million through September 2003.

 Amortization of intangible assets. We recognized amortization on developed technology and know-how acquired from Mindlever in April 2001 in the amount of $175,000 for the three months ended March 31, 2002. In conjunction with our acquisition of MindLever in April 2001, we allocated approximately $5.9 million to goodwill, $2.1 million to developed technology and know-how and $300,000 to assembled workforce. As of January 1,

2002 in accordance with SFAS 142, goodwill and assembled workforce, were no longer amortized. Instead, these assets are reviewed for impairment on an annual basis.

Merger transaction costs. We incurred a charge of $1.2 million for the three months ended March 31, 2002, related to the proposed merger of the Company and SmartForce. The merger was terminated on April 2, 2002. The costs consists primarily of advisory fees, legal fees, retainer fees and other related expenses associated with the proposed merger.

Other income, net. Other income, net of interest and other expense, decreased by $556,000 to $169,000 for the three months ended March 31, 2002, from $725,000 for the three months ended March 31, 2001. Other income consists primarily of interest on cash and short-term investments. The decrease resulted from a lower average cash balance and lower average interest rates on invested cash and short-term investments for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Loss on sale of short-term investments. In January, 2001, we liquidated, prior to maturity, certain short-term debt obligations of California-based utilities when their ratings dropped to below investment grade which resulted in a realized loss of approximately $772,000 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had cash and cash equivalents of $22.1 million and short-term investments of $23.3 million, a decrease of $3.3 million of cash and cash equivalents from $25.4 million at December 31, 2001 and an increase of $512,000 of short-term investments from $22.8 million as of December 31, 2001. The net combined decrease of $2.8 million for cash, cash equivalents and short-term investments resulted primarily from cash used to fund operations, purchases of fixed assets and payments on term loans. Our working capital as of March 31, 2002 was $36.5 million, compared to $42.2 million as of December 31, 2001.

         Net cash used in operating activities was $2.0 million for the three months ended March 31, 2002, primarily the result of operating losses incurred during the quarter of $5.9 million, offset by a decrease in accounts receivable of $2.8 million, non-cash expenses of $1.0 million and an increase in accounts payable of $840,000. Also contributing, to a lesser extent, to the net cash used in operating activities was an increase in prepaid expenses and a decrease in accrued expenses, partially offset by an increase in deferred revenue. Net cash used in operating activities was $3.8 million for the three months ended March 31, 2001, primarily due to operating losses incurred during the quarter, as well as an increase in accounts receivable and a decrease in accrued expenses, partially offset by non cash expenses, including a loss on the sale of certain short-term obligations of California-based utilities, and by an increase in accounts payable and decreases in prepaid expenses and deferred revenue.

         Net cash used in investing activities was $1.1 million for the three months ended March 31, 2002, resulting from purchases of property and equipment to support operations and net purchases of short-term investments. Net cash provided from investing activities was $10.4 million for the three months ended March 31, 2001, resulting from net maturities of short-term investments reduced by purchases of property and equipment.

         Net cash used in financing activities was $54,000 and $263,000 for the three months ended March 31, 2001 and 2002, respectively, resulting from payments made under term loans and capital lease obligations, partially offset by receipts from the exercise of stock options.

         On May 4, 2001, we amended our equipment line of credit agreement to allow for $4.5 million in borrowings of which approximately $3.8 million was outstanding at March 31, 2002. Interest is payable monthly based on the prime rate (4.75% at March 31, 2002) plus .5%. Amounts outstanding are payable in 36 equal monthly installments beginning on October 1, 2001. Additionally, at March 31, 2002, we had outstanding borrowings under the original equipment line of credit of $41,000, bearing interest at the rate of prime plus 1% per annum. All borrowings are secured by substantially all of our assets. This amended line of credit requires us to maintain a minimum balance of cash, cash equivalents and short term investments of $30 million. We were in compliance with our covenants under the equipment line of credit at March 31, 2002.

         Capital expenditures totaled $866,000 and $620,000 for the three month periods ended March 31, 2001 and 2002, respectively. Our capital expenditures consisted of operating assets to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to continue for the foreseeable future as we increase the number of customers that we provide services to under our ASP offering, improve and expand our information systems and replace older and outdated computer hardware with newer equipment. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

         Days sales outstanding in accounts receivable at March 31, 2002 were 82 days, a slight increase of 3 days from the prior quarter.

         We expect to continue to experience significant growth in our capital expenditures, cost of revenues and, to a lesser extent, operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. We believe that our existing cash balances, will be sufficient to finance our operations through at least the next 12 months. However, thereafter, we may need to raise additional funds to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, the securities could have rights, preferences or privileges senior to our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, and certain other intangible assets determined to have indefinite lives, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis, at least annually. This statement was effective for the Company in the first quarter of its fiscal year ending December 31, 2002. As of January 1, 2002, the Company ceased amortizing goodwill and reclassified assembled workforce to goodwill. The Company obtained a preliminary third party appraisal and does not believe these assets are impaired. The adoption of SFAS No. 142 is expected to reduce the Company's amortization expense by approximately $1.3 million in fiscal 2002 and 2003, $1.2 million in 2004 and 2005 and $400,000 in 2006. The Company will continue to review these assets for impairment on at least an annual basis.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS No. 144 it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of this statement did not have a material impact on our financial statements.

FACTORS THAT COULD AFFECT FUTURE RESULTS

         As defined under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain "forward-looking statements" regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: achieving market acceptance for our ASP network service and our Centra eMeeting and Knowledge Center products, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, failure to effect, or if effected, to manage anticipated growth, failure to enhance our existing products and services and to develop and introduce new products and services and other risk factors contained in the section titled "Factors That Could Affect Future Results" beginning on page 22 of our annual report on Form 10-K for the period ended December 31, 2001. If any of these factors actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline.

         In the future, we may acquire additional businesses or product lines. Our previously completed acquisition, or any future acquisition, may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if benefits expected in the transaction can actually be realized. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations.

         If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. If we make a future acquisition, we could issue equity securities which would dilute current stockholders' percentage ownership, incur substantial debt, assume contingent liabilities, incur a one-time charge or be required to amortize intangibles. Also, we could spend a considerable amount of time, money and management effort pursuing a potential business combination, and then decide not to proceed with the transaction. In such an event, as in the case of our recent merger negotiations with SmartForce, we would not likely be able to recoup expenses incurred during the negotiations.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since a significant portion of our international sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly because our investments are in short-term instruments and our long-term debt and available line of credit require interest payments calculated at fixed and variable rates. Based on the nature and current levels of our investments and debt, however, we have concluded that we face no material market risk exposure.

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

ITEM 1. LEGAL PROCEEDINGS

         From time to time Centra has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

SECURITIES CLASS ACTION LAWSUIT

         Centra, certain of its officers and directors and the managing underwriters of Centra's initial public offering have been named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiff filed an initial complaint filed on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superceded by an amended complaint ("complaint") filed in April 2002. The action, captioned In re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, is purportedly brought on behalf of the class of persons who purchased Centra's common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra's initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra's registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. To date, the Court has not established a time for responding to the complaint. Centra intends to vigorously defend against the allegations, which it believes lack merit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a-b) On April 19, 2002, we adopted a stockholder rights plan. The rights plan is designed to help ensure that all of our stockholders receive fair and equal treatment in the event of any unsolicited proposal to acquire control of our company. As part of the rights plan, we designated 300,000 shares of our authorized preferred stock as series A preferred stock. The adoption of our stockholder rights plan will affect the rights of holders of our common stock, and any issuance of shares of series A preferred stock upon exercise of the rights of holders of common stock.

                  As part of the stockholders rights plan, our board of directors declared a distribution of one right for each outstanding share of our common stock. We will issue these rights to our stockholders of record on May 15, 2002. After that date, unless the rights have been redeemed or have expired, we will issue rights with respect to shares of common stock issued before the rights become exercisable and, in certain circumstances, with respect to shares of common stock issued after the rights become exercisable. Each right, when it becomes exercisable will initially entitle the holder to purchase from us one one-thousandth (1/1,000) of a share of series A preferred stock for $29.00.

         (c) In the three months ended March 31, 2002, we granted options to purchase 96,250 shares of our common stock and we issued 143,448 shares of our common stock upon the exercise of employee stock options.

         (d)      Use of Proceeds from Sales of Registered Securities

                  On February 8, 2000 we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The aggregate proceeds from the offering were $80.5 million. Our net proceeds from the offering were approximately $73.2 million. From the effective date through March 31, 2002, we used approximately $6.5 million for payments of dividends to preferred shareholders, $20.1 million to fund operations, $2.1 million for capital expenditures, $1.7 million for payment of MindLever debt, $3.3 million for the MindLever acquisition and $1.4 million to pay amounts outstanding under our loans. As of March 31, 2002, we had approximately $38.1 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in highly liquid money market accounts and government backed securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit Description

                   2.1 Agreement and Plan of Merger and Reorganization dated January 16, 2002 by and among Centra, SmartForce PLC and a wholly-owned subsidiary of SmartForce PLC (filed as exhibit 2.1 to our Current Report on Form 8-K filed January 22, 2002 and incorporated herein by reference).

                   2.2 Termination Agreement and Release dated as of April 2, 2002 by and among SmartForce PLC, Atlantic Acquisition Corp. and Centra Software, Inc. (filed as exhibit 2.1 to our Current Report on Form 8-K filed April 8, 2002 and incorporated herein by reference).

                   3.1 Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company's Registration Statement, on From S-1, File No. 333-89817 and incorporated herein by reference.)

                   3.2 Amended and Restated By-Laws (filed as exhibit 3.4 to the Company's Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference.)

                   4.1 Rights Agreement dated as of April 19, 2002, between Centra Software, Inc. and American Stock Transfer and Trust Company as Rights Agent (filed as exhibit 4.1 to our Current Report on Form 8-K filed April 22,
                           2002).

                   4.2 Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of Centra Software, Inc. (filed as exhibit 4.2 to our Current Report on Form 8-K filed April 22, 2002).

                   4.3 Form of Right Certificate (filed as exhibit 4.3 to our Current Report on Form 8-K filed April 22, 2002).

      (b)  Reports on Form 8-K

                           A report on Form 8-K was filed on January 22, 2002, regarding the proposed merger of the Company into a wholly owned subsidiary of SmartForce PLC.

                           A report on Form 8-K was filed on April 8, 2002, regarding the termination of the proposed merger of the Company with and into a wholly owned subsidiary of SmartForce PLC.

                           A report on Form 8-K was filed on April 22, 2002, regarding the Company's adoption of a stockholders rights plan.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 14, 2002.

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

                                  EXHIBIT INDEX

(a)  Exhibits

             Exhibit Description

                   2.1 Agreement and Plan of Merger and Reorganization dated January 16, 2002 by and among Centra, SmartForce PLC and a wholly-owned subsidiary of SmartForce PLC (filed as exhibit 2.1 to our Current Report on Form 8-K filed January 22, 2002 and incorporated herein by reference).

                   2.2 Termination Agreement and Release dated as of April 2, 2002 by and among SmartForce PLC, Atlantic Acquisition Corp. and Centra Software, Inc. (filed as exhibit 2.1 to our Current Report on Form 8-K filed April 8, 2002 and incorporated herein by reference).

                   3.1 Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company's Registration Statement, on From S-1, File No. 333-89817 and incorporated herein by reference.)

                   3.2 Amended and Restated By-Laws (filed as exhibit 3.4 to the Company's Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference.)

                   4.1 Rights Agreement dated as of April 19, 2002, between Centra Software, Inc. and American Stock Transfer and Trust Company as Rights Agent (filed as exhibit 4.1 to our Current Report on Form 8-K filed April 22,
                           2002).

                   4.2 Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of Centra Software, Inc. (filed as exhibit 4.2 to our Current Report on Form 8-K filed April 22, 2002).

                   4.3 Form of Right Certificate (filed as exhibit 4.3 to our Current Report on Form 8-K filed April 22, 2002).