Form 10-Q
period 2002-06-30
CENTRA SOFTWARE INC
filed 2002-08-14
CIK 1096658

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

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

                                 Yes [X] No [_]

The number of shares outstanding of the Registrant's common stock as of August 9, 2002 was 25,624,213.

TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets as of December 31, 2001 and
        June 30, 2002 (unaudited) ...............................................    3

        Consolidated Statements of Operations for the three and six months
        ended June 30, 2001 and 2002 (unaudited) ................................    4

        Consolidated Statements of Cash Flows for the six months ended June
        30, 2001 and 2002 (unaudited) ...........................................    5

        Notes to Consolidated Financial Statements (unaudited) ..................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...................................................   13

Item 3. Quantitative and Qualitative Disclosures about Market Risk ..............   22

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings .......................................................   23

Item 2. Changes in Securities and Use of Proceeds ...............................   24

Item 4. Submission of Matters to a Vote of Security Holders .....................   24

Item 5. Other Information .......................................................   24

Item 6. Exhibits and Reports on Form 8-K ........................................   24

Signatures ......................................................................   26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                                December 31,     June 30,
                                                                ------------     --------
                                                                    2001           2002
                                                                    ----           ----
                                     Assets
Current Assets:
  Cash and cash equivalents ..................................   $   25,424     $   29,921
  Short-term investments .....................................       22,759         11,756
  Restricted cash ............................................          100            100
  Accounts receivable, net of reserves of approximately
   $638 and $954 at December 31, 2001 and June
   30, 2002, respectively ....................................        9,654          6,369
  Prepaid expenses and other current assets ..................        1,250          1,692
                                                                 ----------     ----------
      Total current assets ...................................       59,187         49,838
                                                                 ----------     ----------
Property and Equipment, at cost:
  Computers and equipment ....................................        7,593          8,405
  Furniture and fixtures .....................................          945            947
  Leasehold improvements .....................................          531            550
                                                                 ----------     ----------
                                                                      9,069          9,902
  Less: Accumulated depreciation and amortization ............        4,887          6,193
                                                                 ----------     ----------
                                                                      4,182          3,709
                                                                 ----------     ----------
  Restricted cash ............................................          549            552
  Other assets ...............................................          104            108
  Goodwill and other intangible assets, net ..................        6,955          7,169
                                                                 ----------     ----------
                                                                 $   70,977     $   61,376
                                                                 ==========     ==========

                      Liabilities and Stockholders' Equity
Current Liabilities:
  Current maturities of long-term debt .......................   $    1,563     $    1,526
  Accounts payable ...........................................        1,463          1,432
  Accrued expenses ...........................................        5,808          5,089
  Deferred revenue ...........................................        8,165          9,182
                                                                 ----------     ----------
      Total current liabilities ..............................       16,999         17,229
                                                                 ----------     ----------
Long-term debt, net of current maturities ....................        2,631          1,879
                                                                 ----------     ----------
Stockholders' equity:
  Preferred stock, $0.001 par value-
    Authorized-10,000,000 shares, 0 shares issued as of
     December 31, 2001 and June 30, 2002
  Common stock, $0.001 par value-
    Authorized-100,000,000 shares as of December 31,
     2001 and June 30, 2002
    Issued-26,000,861 and 26,333,806 shares at
     December 31, 2001 and June 30, 2002, respectively .......           26             26
  Additional paid-in capital .................................      110,446        110,986
  Accumulated deficit ........................................      (57,725)       (67,807)
  Deferred compensation ......................................       (1,326)          (886)
  Accumulated other comprehensive income (loss) ..............          (34)             7
  Treasury stock (661,606 and 729,950 shares of common
   stock at December 31, 2001 and June 30, 2002, at cost) ....          (40)           (58)
                                                                 ----------     ----------
      Total stockholders' equity .............................       51,347         42,268
                                                                 ----------     ----------
                                                                 $   70,977     $   61,376
                                                                 ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                      Three Months Ended                 Six Months Ended
                                                                      ------------------                 ----------------
                                                                           June 30,                          June 30,
                                                                           --------                          --------
                                                                     2001             2002             2001            2002
                                                                     ----             ----             ----            ----
Revenues:
  License ....................................................    $   7,501        $   4,244        $  14,720       $   8,077
  Services ...................................................        2,259            4,224            4,112           7,901
                                                                  ---------        ---------        ---------       ---------
       Total revenues ........................................        9,760            8,468           18,832          15,978
                                                                  ---------        ---------        ---------       ---------
Cost of Revenues:
  License ....................................................          137              102              283             191
  Services(1) ................................................        1,661            1,503            3,227           3,215
                                                                  ---------        ---------        ---------       ---------
       Total cost of revenues ................................        1,798            1,605            3,510           3,406
                                                                  ---------        ---------        ---------       ---------
       Gross profit ..........................................        7,962            6,863           15,322          12,572
                                                                  ---------        ---------        ---------       ---------
Operating Expenses:
  Sales and marketing(1) .....................................        6,702            5,397           13,038          10,544
  Product development(1) .....................................        3,428            2,915            6,062           6,038
  General and administrative(1) ..............................        1,916            2,066            3,833           3,950
  Compensation charge for issuance of stock options (1) ......          223              209              447             427
  Amortization of goodwill and other intangible assets .......          329              175              329             350
  Merger transaction costs ...................................           --               52               --           1,239
  Restructuring charges ......................................           --              439               --             439
  Acquired in-process research and development ...............        2,200               --            2,200              --
                                                                  ---------        ---------        ---------       ---------
       Total operating expenses ..............................       14,798           11,253           25,909          22,987
                                                                  ---------        ---------        ---------       ---------
  Operating loss .............................................       (6,836)          (4,390)         (10,587)        (10,415)
Interest income ..............................................          602              208            1,479             434
Interest and other expense, net ..............................          (37)             (45)            (189)           (101)
Loss on sale of short-term investments .......................           --               --             (772)             --
                                                                  ---------        ---------        ---------       ---------
  Net loss ...................................................      ($6,271)         ($4,227)        ($10,069)       ($10,082)
                                                                  =========        =========        =========       =========
Basic and diluted net loss per share .........................    $    (.26)       $    (.17)       $    (.42)      $    (.40)
                                                                  =========        =========        =========       =========
Basic and diluted weighted average shares outstanding ........       24,317           25,437           23,994          25,399
                                                                  =========        =========        =========       =========

     -----------
     (1) Excludes compensation charge for issuance of stock options. The following summarizes the allocation of the compensation charge for issuance of stock options:

                                                                            Three Months      Six Months
                                                                           Ended June 30,    Ended June 30,
                                                                           --------------    --------------
                                                                           2001      2002    2001      2002
                                                                           ----      ----    ----      ----
          Cost of service revenues ......................................  $  6      $  6    $ 12      $ 12
          Sales and marketing ...........................................    98        93     196       190
          Product development ...........................................    41        34      82        71
          General and administrative ....................................    78        76     157       154
                                                                           ----      ----    ----      ----
            Total compensation charge for issuance of stock options .....  $223      $209    $447      $427
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

                     CENTRA SOFTWARE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                2001              2002
                                                                                ----              ----
Cash Flows from Operating Activities:
  Net loss ...........................................................      $   (10,069)      $   (10,082)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ....................................            1,376             1,656
    Provision for bad debt ...........................................              122               353
    Compensation charge for issuance of stock options ................              447               439
    Loss on sale of short-term investments ...........................              772                --
    Acquired in-process research and development .....................            2,200                --
    Adjustment to excess capacity reserve ............................               --              (481)
    Changes in assets and liabilities:
      Accounts receivable ............................................           (3,776)            3,048
      Prepaid expenses and other current assets ......................              470              (450)
      Accounts payable ...............................................              (75)              (57)
      Accrued expenses ...............................................              241              (779)
      Deferred revenue ...............................................            1,083               958
                                                                            -----------       -----------
        Net cash used in operating activities ........................           (7,209)           (5,395)
                                                                            -----------       -----------
Cash Flows from Investing Activities:
  Purchase of property and equipment .................................           (2,101)             (841)
  Purchase of short-term investments .................................          (17,273)          (26,505)
  Sale of short-term investments .....................................           34,672            37,507
  Cash paid for acquisition of Mindlever.com, net of cash acquired ...           (3,025)               --
  Restricted cash ....................................................             (244)               (3)
  Other assets .......................................................              (31)              (35)
                                                                            -----------       -----------
       Net cash provided by investing activities .....................           11,998            10,123
                                                                            -----------       -----------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock .............................              529               490
  Treasury stock buy-back ............................................                                (18)
  Net borrowings on line of credit ...................................            1,808                --
  Payments on Mindlever.com debt .....................................           (1,758)               --
  Payments on term loans .............................................             (153)             (785)
  Payments on capital lease obligations ..............................              (15)               (3)
                                                                            -----------       -----------
       Net cash provided by (used in) financing activities ...........              411              (316)
                                                                            -----------       -----------
Effect of Foreign Exchange Rate Changes on Cash and Cash
  Equivalents ........................................................               12                85
                                                                            -----------       -----------
Net Increase in Cash and Cash Equivalents ............................            5,212             4,497
Cash and Cash Equivalents, beginning of period .......................           42,015            25,424
                                                                            -----------       -----------
Cash and Cash Equivalents, end of period .............................      $    47,227       $    29,921
                                                                            ===========       ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest ...........................      $        90       $       106
                                                                            ===========       ===========
Purchase of Business:
  Tangible net assets acquired, at fair value ........................      $    (3,281)      $        --
  In-process research and development ................................            2,200                --
  Developed technology and know-how ..................................            2,100                --
  Assembled workforce ................................................              300                --
  Goodwill and other intangibles .....................................            5,873                --
  Cash Paid ..........................................................           (2,850)               --
  Acquisition costs incurred .........................................             (512)               --
                                                                            -----------       -----------
   Fair value of stock issued ........................................      $     3,830       $        --
                                                                            ===========       ===========

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

     On January 16, 2002, the Company entered into an Agreement and Plan of Merger and Reorganization with SmartForce PLC ("SmartForce") and its wholly-owned subsidiary, Atlantic Acquisition Corp. ("Atlantic"). Under the merger agreement, holders of the Company's common stock would have received
0.425 SmartForce American Depository Shares for each share of the Company's common stock outstanding at the time of the merger.

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

     On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., which has been renamed to Centra RTP, Inc., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2.9 million in cash, the issuance of 509,745 shares of common stock valued at approximately $3.8 million and acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7.2 million. The acquisition was accounted for using the purchase method in accordance with Accounting Principles Board (APB) Opinion No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition (see Note 1(i)).

     Centra is subject to certain business risks that could affect its future operations and financial performance. These risks include, but are not limited to, rapid technological changes, significant competition, dependence on key individuals, quarterly performance fluctuations, and ability to enhance existing products and services and to develop new products and services. These and other risks are described under the heading "Factors That Could Affect Future Results" in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The accompanying consolidated financial statements for the three and six months ended June 30, 2001 and 2002 are unaudited, have been prepared on a basis consistent with the December 31, 2001 audited consolidated financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These consolidated statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the entire year or any other period.

(b) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and judgments are based on the Company's historical experience, the terms of existing contracts, management's observance of trends in the industry, information that Centra obtains from its customers and outside sources, and on various other assumptions that it believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

(c) Revenue Recognition

     Centra derives substantially all of its revenues from the sale of software licenses, post-contract support (maintenance), application service provider
(ASP) services and other services. Maintenance includes telephone support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Other services include training, education, basic implementation consulting to meet specific customer needs, and software application hosting. The hosting fees include a set-up fee which is deferred ratably over the length of the period that the hosting services are provided. Centra executes contracts that govern the terms and conditions of each software license, maintenance arrangement and other services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

     Centra uses the residual method when vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. Centra has established sufficient vendor-specific objective evidence for the value of its consulting, training and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with consulting, training, and other services.

     Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. Centra's products do not require significant customization. Billings to customers are generally due within 30 days of the invoice date. The Company has offered extended payment terms greater than 30 days but equal to or less than 12 months to certain of its customers, for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into enterprise-wide license arrangements with the Company. The Company believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time of license revenue recognition.

     Revenues related to maintenance and software application hosting are recognized on a straight-line basis over the period that the maintenance and hosting services are provided. Revenues related to ASP services are recognized on a straight-line basis over the period that the application service provider ("ASP") services are provided, or on an as-used basis if defined in the contract. Revenues allocable to implementation, consulting and training services are recognized either as the services are performed, ratably over a subscription period, or upon completing project milestones if defined in the agreement.

     We record as deferred revenues any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of contract maintenance, ASP service and consulting services.

(d) Cash Equivalents and Short-Term Investments

     Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Centra's cash equivalents consisted of the following at December 31, 2001 and June 30, 2002 (in thousands):

                                                    December 31,    June 30,
                                                    ------------    --------
                                                        2001          2002
                                                        ----          ----

  Cash and cash equivalents-
    Cash .....................................       $    6,033    $    3,639
    Money market accounts ....................           16,892        26,282
    Municipal bonds ..........................            2,499            --
                                                    ------------  ------------
      Total cash and cash equivalents ........       $   25,424    $   29,921
                                                    ============  ============

     Centra accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost. At December 31, 2001 and June 30, 2002, the carrying value of Centra's short-term investments which approximated fair market value, consisted of the following (in thousands):

                                                                  December 31,    June 30,
                                                                  ------------    --------
                                                                      2001          2002
                                                                      ----          ----
  Short-term Investments-
   Municipal bonds (average 267 and 139 remaining days
   to maturity for the period ended December 31, 2001
   and June 30, 2002, respectively) .........................          22,759        11,756
                                                                  ------------  ------------
    Total short-term investments ............................      $   22,759    $   11,756
                                                                  ============  ============

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

                                                                          Six Months
                                                                        Ended June 30,
                                                                        --------------
                                                                      2001          2002
                                                                      ----          ----
                                                                        (in thousands)
     Net loss ...............................................      $  (10,069)   $  (10,082)
     Foreign currency translation adjustment ................               7            41
                                                                  ------------  ------------
      Comprehensive loss ....................................      $  (10,062)   $  (10,041)
                                                                  ============  ============

(f) Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings Per Share, (SFAS No. 128) for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase of 484,000 and 584,000 for the three and six months ended June 30, 2001 and 94,000 for the three and six months ended June 30, 2002, respectively.

     Options to purchase a total of 5,002,000 and 5,975,000 shares of common stock have not been included in the computation of diluted earnings per share above for the three and six months ended June 30, 2001 and 2002, respectively. Inclusion of these shares would have an antidilutive effect, as Centra has recorded a loss for all periods presented. Common stock outstanding as of December 31, 2001 and June 30, 2002 includes 54,438 shares issued in connection with the Company's acquisition of

MindLever.com in April, 2001. These shares were released from escrow after April 30, 2002 pursuant to the MindLever merger agreement. These shares have been included in the computation of diluted earnings per share above for the three and six months ended June 30, 2002.

(g) Segment Information

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

     Centra operates solely in one segment, the development and marketing of software products and related services. Centra's revenues are as follows (based on location of customer):

                                               Three months       Six months ended
                                              ended June 30,           June 30,
                                           ----------------------------------------
                                             2001       2002       2001      2002
                                           -------------------   --------  --------
     United States .....................       71%        81%        74%       74%
     Europe ............................       19%        16%        17%       20%
     Other .............................       10%         3%         9%        6%

     There are no significant long-lived assets located outside of the United States.

(h) Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets determined to have indefinite lives, are no longer amortized. Instead, these assets are reviewed for impairment on a periodic basis, at least annually. This statement was effective for the Company in the first quarter of its fiscal year ending December 31, 2002

     The Company adopted the provisions of Statement 141 and Statement 142 effective January 1, 2002. Statement 141 requires that upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of January 1, 2002, the Company ceased amortizing goodwill and reclassified assembled workforce to goodwill. The Company obtained a third party appraisal as of January 1, 2002 and does not believe these assets are impaired and, accordingly, the adoption of SFAS No. 142 is expected to reduce the Company's amortization expense by approximately $1.3 million in fiscal 2002 and 2003, $1.2 million in 2004 and 2005 and $400,000 in 2006. The Company will continue to review these assets for impairment on an annual basis, or when circumstances indicate that there may be an impairment.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Company performed an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Company identified its reporting unit as the Company as a whole and determined the carrying value of the Company and compared it to the carrying amount of the reporting unit. At that time, since the fair value of the Company, as determined through an independent valuation, exceeded the carrying amount of the Company, the Company concluded that there was no indication that goodwill may be impaired. Had the net book value of the Company exceeded the fair value, the Company would have been required to perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which should be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss would have been recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company is required to perform this two step evaluation annually, or more often if an indicator of impairment is present. The Company is currently evaluating the annual requirement to determine the date at which this annual evaluation will be performed.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 143, SFAS No. 144, or SFAS No. 145 will have a material impact on its financial statements.

     In June 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The Company does not believe that the impact of adopting SFAS No. 146 will have a material impact on the financial statements.


(i) MindLever.com Acquisition

     On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever and M-L Acquisition Co., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2.9 million in cash, the issuance of 509,745 shares of common stock in the amount of approximately $3.8 million and acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7.2 million. The acquisition was accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition.

     The following table summarizes the allocation of the purchase price (in thousands):

                                                                     Amount
                                                                  ------------
           Acquisition of MindLever:
            Net liabilities assumed, at fair value ............   $     (3,281)
            In-process research and development ...............          2,200
            Developed technology and know-how .................          2,100
            Assembled workforce ...............................            300
            Goodwill ..........................................          5,873
                                                                  ------------
                                                                  $      7,192
                                                                  ============

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

     Developed technology represents technology and know-how related to MindLever's current learning content management solution. Developed technology is being amortized over a period of three years. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Assembled workforce was being amortized over a period of three years until the adoption of SFAS 142 in January 2002, when the Company ceased amortization and will be assessed annually for impairment.

     The excess of the purchase price over the fair value of the identifiable intangible net assets of approximately $5.9 million was allocated to goodwill and was being amortized over a period of five years until the adoption of SFAS 142 in January 2002, when the Company ceased amortization of goodwill upon adoption of SFAS 142.

     Accumulated amortization of developed technology, assembled workforce and goodwill was $816,667, $66,667 and $782,878, respectively as of June 30, 2002. Amortization of developed technology for the remainder of 2002 will be $350,000, $700,000 for 2003 and $233,000 for 2004.

     Unaudited pro forma operating results for the Company for the three and six months ended June 30, 2001, assuming the acquisition of MindLever occurred at the beginning of fiscal 2001 are as follows (in thousands, except per share data):

                                                   Three Months     Six Months
                                                  Ended June 30,  Ended June 30,
                                                  --------------  --------------
                                                       2001            2001
                                                       ----            ----
     Net revenues                                    $  9,845        $ 19,223
     Net loss                                          (4,601)        (11,198)
     Net loss per share-basic and diluted            $   (.19)       $   (.46)

     In accordance with the transitional disclosure requirements of SFAS 142, the following tables present net income and basic earnings per share for all periods presented, as well as for the year ended December 31, 2001, adjusted to exclude amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized (in thousands, except per share data):

                                                 Three months ended        Six months ended     Twelve months ended
                                                      June 30,                 June 30,            December 31,
                                                      --------                 --------            ------------
                                                 2001         2002         2001         2002           2001
                                                 ----         ----         ----         ----           ----
Reported net loss ..........................    ($6,271)     ($4,227)    ($10,069)    ($10,082)      ($16,682)
Add back: Goodwill amortization ............        196           --          196           --            783
Add back: Other intangible amortization ....         16           --           16           --             66
                                              ---------    ---------    ---------    ---------       --------
Adjusted net loss ..........................    ($6,059)     ($4,227)    ($ 9,857)    ($10,082)      ($15,833)
                                              =========    =========    =========    =========       ========

                                                Three months ended         Six months ended     Twelve months ended
Basic earnings per share:                             June 30,                 June 30,            December 31,
                                                      --------                 --------            ------------
                                                 2001         2002         2001         2002           2001
                                                 ----         ----         ----         ----           ----
Reported net loss ..........................     ($0.26)      ($0.17)      ($0.42)      ($0.40)        ($0.68)
Add back: Goodwill amortization ............       0.01           --         0.01           --           0.03
Add back: Other intangible amortization ....         --           --           --           --             --
                                              ---------    ---------    ---------    ---------       --------
Adjusted net loss ..........................     ($0.25)      ($0.17)      ($0.41)      ($0.40)        ($0.65)
                                              =========    =========    =========    =========       ========


     Amortization expense for periods prior to 2001 was not affected as there was no amortization of goodwill or acquired intangibles in these periods. For purposes of these pro forma operating results, the in-process research and development was assumed to have been written off prior to the pro forma period.

(j) Restructuring Charges

     We incurred a charge of $439,000 for the three months ended June 30, 2002, related to the reduction of workforce in April 2002. The charges consist primarily of severance payments, benefits and outplacement services. We paid $355,000 of these charges during the quarter and will pay $84,000 for the remainder of 2002.

(2)  Legal Proceedings

Securities Class Action Lawsuit

     Centra, certain of its officers and directors and the managing underwriters of Centra's initial public offering have been named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiff filed an initial complaint filed on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superceded by an amended complaint ("complaint") filed in April 2002. The action, captioned In re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned In re IPO-Related Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra's common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra's initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra's registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. Centra intends to vigorously defend against the allegations, which it believes lack merit. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002 respectively. Reponses to the motions to dismiss are expected from plaintiffs, but to date no response has been filed and no action has been taken by the Court. On August 6, 2002 plaintiffs offered to voluntarily dismiss the individuals named in the above-referenced action without prejudice. The individuals named anticipate accepting this offer in the near term.

Potential Patent Infringement Lawsuit

     In July 2002, a complaint was filed in the United States District Court for the District of Maryland, naming as defendants Centra and seven other collaboration companies. As of August 7, 2002, Centra had not been served with the complaint. The complaint, purportedly brought on behalf on an individual named Eric Hamilton, alleges that Centra's CentraOne, Symposium, eMeeting, and Conference products infringe Mr. Hamilton's patent. The complaint seeks to enjoin Centra and the other defendants from using any device shown to infringe any of Mr. Hamilton's patent rights and requests that the defendants be required to recall all originals, copies, facsimiles or duplicates of the accused products. The complaint also seeks treble damages in an unspecified amount. If Centra is served with process, it will defend itself vigorously against the allegations, which it believes lack merit.


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

Overview

     We design, develop, market and support software infrastructure and application service provider (ASP) services for live eLearning and real-time business collaboration. Our enterprise products provide a comprehensive range of knowledge and collaboration delivery and services which include features such as voice-over-the-Internet, software application sharing, real-time data exchange, shared workspaces, record and playback, content creation and standards-compliant content management and monitoring. Our products to date have been sold primarily to Global 2000 businesses and have consisted of product offerings and network service solutions for corporate eLearning and training, collaborative sales and marketing, and one-to-one customer, partner and employee relationships.

     Through June 30, 2002, our revenues were derived from licenses of our software products, from related maintenance, and from the delivery of implementation consulting, training, education, hosting and ASP services. We price the license of our enterprise application software on a rental or purchase basis under a variety of licensing models, including perpetual named-user licenses, perpetual concurrent-user licenses, time-limited licenses and revenue-sharing. Customers who license our enterprise application software typically purchase renewable maintenance contracts that provide telephone support, bug fixes and rights to unspecified upgrades and enhancements on a when-and-if available basis over a stated term, usually a twelve-month period. Maintenance is priced as a percentage of our license fees. We also offer implementation consulting, training and education services to our customers, primarily on a time-and-materials basis, but also for education, on a course subscription or per-course basis. In addition, we offer hosting services for customers under hosting agreements, with terms typically ranging from six to twelve months, to outsource the administration and infrastructure necessary to operate our enterprise application software. The hosting fees include a set-up fee which is recognized over the contract period and monthly service fee in addition to license fees for the software. Finally, we offer all of our licensed products as an ASP service, with terms typically ranging from three to twelve months. The ASP service fees include a set-up fee and monthly, hourly or per event subscription fee recognized ratably over the service period.

     We sell our products and services primarily through a direct sales force and through relationships with distributors, resellers and other strategic partners. We have established European direct sales and service operations headquartered in the United Kingdom and have master distributors in Japan and Korea. In addition, we have value added resellers throughout Europe, the Middle East, the Pacific Rim, China, India, Brazil, South Africa and Central America. Revenues from sales outside the United States were 29% of total revenues or $2.9 million for the three month period ended June 30, 2001, and 19% of total revenues or $1.6 million for the three month period ended June 30, 2002. Revenues from sales outside the United States were 26% of total revenues or $4.8 million for the six month period ended June 30, 2001, and 26% of total revenues or

$4.1 million for the six month period ended June 30, 2002. Since 1999 we have invested in the infrastructure necessary to expand our global operations, including the formation and staffing of our European subsidiaries and our Asian operations. We expect to continue to invest in our international operations as we expand our international direct and indirect channels and our ASP service operations locally to increase worldwide market share. We anticipate that revenues derived from outside the United States will increase both in terms of percentage of revenues and absolute dollars.

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

     Our operating expenses are classified into seven general categories: sales and marketing, product development, general and administrative, compensation charge for issuance of stock options, amortization of intangible assets, merger transaction costs and restructuring charges.

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

     .    Compensation charge for issuance of stock options represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees in 1999 and 2000 and the deemed fair market value of the options for financial reporting purposes.

     .    Amortization of intangible assets represents the amortization, over a three year period, of the valuation of the developed technology and know-how acquired in connection with our April 2001 acquisition of Mindlever.

     .    Merger transaction costs represent the costs that were incurred through June 30, 2002 related to the proposed merger of Centra Software, Inc. and SmartForce PLC. The proposed merger was terminated as of April 2, 2002.

     .    Restructuring charges represent the charges that were incurred for the three months ended, June 30, 2002 related to a reduction in the Company's workforce in April, 2002.

     In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

     We have experienced substantial losses in each fiscal period since our inception. As of June 30, 2002, we had an accumulated deficit of $67.8 million. These losses and our accumulated deficit have resulted from our initial lack of substantial revenues, as well as the significant costs incurred in the development of our products and services and in the preliminary establishment of our services infrastructure which have been only partially offset by our revenues to date. We expect to maintain the same level or slightly increase our expenditures in all areas in order to execute our business plan to expand further internationally and to develop broader, more comprehensive indirect sales channels.

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

     Centra derives substantially all of its revenues from the sale of software licenses, post-contract support (maintenance), application service provider
(ASP) services and other services. Maintenance includes telephone support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Other services include training, education, basic implementation consulting to meet specific customer needs, and software application hosting. The hosting fees include a set-up fee which is deferred ratably over the length of the period that the hosting services are provided. Centra executes contracts that govern the terms and conditions of each software license, maintenance arrangement and other services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

     Centra uses the residual method when vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. Centra has established sufficient vendor-specific objective evidence for the value of its consulting, training and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with consulting, training, and other services.

     Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. Centra's products do not require significant customization. Billings to customers are generally due within 30 days of the invoice date. The Company has offered extended payment terms greater than 30 days but equal to or less than 12 months to certain of its customers, for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into enterprise-wide license arrangements with the Company. The Company believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time of license revenue recognition.

     Revenues related to maintenance and software application hosting are recognized on a straight-line basis over the period that the maintenance and hosting services are provided. Revenues related to ASP services are recognized on a straight-line basis over the period that the application service provider ("ASP") services are provided, or on an as-used basis if defined in the contract. Revenues allocable to implementation, consulting and training services are recognized either as the services are performed, ratably over a subscription period, or upon completing project milestones if defined in the agreement.

     We record as deferred revenues any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of contract maintenance, ASP service and consulting services.

A/R Valuation

     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of the Company's customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.


Valuation of Long-Lived Assets

     The acquisition of MindLever, Inc. on April 30, 2001 was accounted for in accordance with APB Opinion No. 16. The Company adopted SFAS No. 142 during the first quarter of fiscal year 2002 without a material impact on its financial position or results of operations. Under SFAS No. 142, goodwill is not amortized but is reviewed at least annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company is currently evaluating the annual requirement to determine the date at which this annual evaluation will be performed.

     The Company is required to assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

     - significant underperformance relative to expected historical or projected future operating results;

     - significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

     -    significant negative industry or economic trends;

     -    significant decline in our stock price for a sustained period; and

     -    our market capitalization relative to net book value.

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

-------------------------------------------------------------------------------------------------------
                                                           Three Months Ended      Six Months Ended
                                                          June 30,    June 30,    June 30,    June 30,
                                                            2001        2002        2001        2002
Consolidated Statement of Operations Data:
 Revenues:
    License .........................................         77  %       50  %       78          51
    Services ........................................         23          50          22          49
           Total revenues ...........................        100         100         100         100

 Cost of revenues:
    License .........................................          1           1           2           1
    Services ........................................         17          18          17          20
           Total cost of revenues ...................         18          19          19          21

 Gross margin .......................................         82          81          81          79

 Operating expenses:
    Sales and marketing .............................         69          64          69          66
    Research and development ........................         35          35          32          38
    General and administrative ......................         20          24          20          25
    Compensation charge for issuance of stock
      options . .....................................          2           2           2           3
    Amortization of intangible assets ...............          3           2           2           2
    Acquired in-process research and development ....         23           -          12           -
    Merger transaction costs ........................          -           1           -           8
    Restructuring Charge ............................          -           5           -           3
           Total operating expenses .................        152         133         137         144

Operating loss ......................................        (70)        (52)        (56)        (65)
 Other income(loss), net ............................          6           2           3           2
                                                         ----------  ----------  ----------  ----------
 Net loss ...........................................        (64) %      (50) %      (53) %      (63)
---------------------------------------------------------==========--==========--==========--==========

Comparison of three months ended June 30, 2001 and 2002

 Revenues. Total revenues decreased by $1.3 million, or 13%, to $8.5 million for the three months ended June 30, 2002, from approximately $9.8 million for the three months ended June 30, 2001. The decrease was attributable to a significant decrease in license revenue transactions, offset by increased service revenues.

License revenues decreased by $3.3 million, or 44%, to $4.2 million for the three months ended June 30, 2002, from $7.5 million for the three months ended June 30, 2001. The decrease resulted from a decrease in the number of license transactions. Other factors also contributed to the decrease, including a continuing difficult economic environment resulting in longer sales cycles and reduced productivity of the Company's sales force. Although we believe some of these factors may be temporary, we cannot predict the timing of when or if these factors would reverse in future periods.

Services revenues increased by $1.9 million, or 83%, to $4.2 million for the three months ended June 30, 2002, from $2.3 million for the three months ended June 30, 2001. The increase was primarily related to an increase in the number of customers under maintenance support contracts, ASP services revenue, and to a lesser extent, an increase in consulting and hosting services. We expect service revenues, including ASP, to increase in absolute dollars in future periods.

 Cost of license revenues. Cost of license revenues decreased by $35,000, or 26%, to $102,000 for the three months ended June 30, 2002, from $137,000 for the three months ended June 30, 2001. The decrease was primarily attributable to lower license revenue levels. We anticipate that cost of license revenues will increase in the future both in terms of absolute dollars as licensing revenues from our products increase and as a percent of license revenues due to the licensing of additional technologies from third parties.

 Cost of services revenues. Cost of services revenues decreased by $158,000, or 10%, to

$1.5 million for the three months ended June 30, 2002, from $1.7 million for the three months ended June 30, 2001. The decrease was the result of a decrease in the startup and support services required in the prior year to build out our ASP service capacity. We anticipate that the cost of services revenues will increase in absolute dollars to the extent that we continue to generate new customers and grow associated license and service revenues. We believe that cost of services revenues as a percentage of services revenues can be expected to vary significantly from period to period depending on the mix of services that we provide and overall utilization rates of our service personnel and our ASP services capacity.

 Sales and marketing expenses. Sales and marketing expenses decreased by $1.3 million, or 19%, to $5.4 million for the three months ended June 30, 2002, from $6.7 million for the three months ended June 30, 2001. The decrease was mainly attributable to a decrease in marketing programs, including advertising, trade shows, and promotional expenses, and to a lesser extent a decrease in commissions expense due to lower revenues. We expect that sales and marketing expenses will increase in absolute dollars in future periods.

 Product development expenses. Product development expenses decreased by $513,000, or 15%, to $2.9 million for the three months ended June 30, 2002, from $3.4 million for the three months ended June 30, 2001. The decrease primarily resulted from a decrease in headcount and the related headcount spending and consulting costs. We believe that continued investment in product development is critical to achieving our strategic objectives and, as a result, we expect product development expenses will increase in absolute dollars in future periods as additional product development personnel are added and additional investments are made into third party source code.

 General and administrative expenses. General and administrative expenses increased by $150,000, or 8%, to $2.1 million for the three months ended June 30, 2002, from $1.9 million for the three months ended June 30, 2001. The increase was due primarily to an increase in the cost of Directors and Officers Liability insurance. We expect that general and administrative expenses will remain relatively constant in absolute dollars for the foreseeable future.

 Compensation charge for issuance of stock options. We incurred a charge of $209,000 for the three months ended June 30, 2002, as compared to $223,000 for the three months ended June 30, 2001, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options, which vest over periods up to five years, will result in additional compensation expense of approximately $886,000 through September 2003.

 Amortization of intangible assets. We recognized amortization on developed technology and know-how acquired from Mindlever in April 2001 in the amount of $175,000 for the three months ended June 30, 2002. In conjunction with our acquisition of MindLever in April 2001, we allocated approximately $5.9 million to goodwill, $2.1 million to developed technology and know-how and $300,000 to assembled workforce. As of January 1, 2002 in accordance with SFAS 142, goodwill and assembled workforce were no longer amortized. Instead, these assets are reviewed for impairment on an annual basis. The adoption of SFAS No. 142 is expected to reduce the Company's amortization expense by approximately $1.3 million in fiscal 2002 and 2003, $1.2 million in 2004 and 2005 and $400,000 in 2006.

 Merger transaction costs. We incurred a charge of $52,000 for the three months ended June 30, 2002, related to the proposed merger of the Company and SmartForce PLC. The merger was terminated on April 2, 2002. The costs consisted primarily of legal fees. The Company does not expect to incur any further costs related to this transaction.

 Restructuring charges. We incurred charges of $439,000 for the three months ended June 30, 2002, related to a reduction of the Company's workforce in April, 2002. The charges consist primarily of severance payments, benefits and outplacement services. The Company does not expect to incur any further charges related to this restructuring.

 Other income, net. Other income, net of interest and other expense, decreased by $402,000 to $163,000 for the three months ended June 30, 2002, from $565,000 for the three months ended June 30, 2001. Other income consists primarily of interest on cash and short-term investments. The decrease resulted from lower average interest rates on invested cash and short-term investments and a lower average cash balance for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Comparison of six months ended June 30, 2001 and 2002

 Revenues. Total revenues decreased by $2.8 million, or 15%, to $16.0 million for the six months ended June 30, 2002, from approximately $18.8 million for the six months ended June 30, 2001. The decrease was attributable to a significant decrease in license revenues offset by increased service revenues.

License revenues decreased by $6.6 million, or 45%, to $8.1 million for the six months ended June 30, 2002, from $14.7 million for the six months ended June 30, 2001. The decrease resulted from a decrease in the number of license transactions. Other factors also contributed to the decrease, including a difficult economic environment resulting in longer sales cycles and reduced productivity of the Company's sales force.

Services revenues increased by $3.8 million, or 93%, to $7.9 million for the six months ended June 30, 2002, from $4.1 million for the six months ended June 30, 2001. The increase was primarily related to an increase in the number of customers under maintenance support contracts, ASP services revenue, and to a lesser extent, an increase in consulting, education and hosting services.

 Cost of license revenues. Cost of license revenues decreased by $92,000, or 33%, to $191,000 for the six months ended June 30, 2002, from $283,000 for the six months ended June 30, 2001. The decrease was primarily attributable to lower license revenue levels. We anticipate that cost of license revenues will increase in the future both in terms of absolute dollars as licensing revenues from our products increase and as a percent of license revenues due to the licensing of additional technologies from third parties.

 Cost of service revenues. Cost of service revenues decreased slightly by $12,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

 Sales and marketing expenses. Sales and marketing expenses decreased by $2.5 million, or 19%, to $10.5 million for the six months ended June 30, 2002, from $13.0 million for the six months ended June 30, 2001. The decrease was mainly attributable to a decrease in marketing programs, including advertising, trade shows, and promotional expenses, and to a lesser extent a decrease in commissions expense due to lower license revenues.

 Product development expenses. Product development expenses decreased slightly by $24,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

 General and administrative expenses. General and administrative expenses increased slightly by $117,000, or 3%, to $4.0 million for the six months ended June 30, 2002, from $3.8 million for the six months ended June 30, 2001.

 Compensation charge for issuance of stock options. We incurred a charge of $427,000 for the six months ended June 30, 2002, as compared to $447,000 for the six months ended June 30, 2001, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options which vest over periods up to five years, will result in additional compensation expense of approximately $886,000 through September 2003.

 Amortization of intangible assets. We recognized amortization on developed technology and know-how acquired from Mindlever in April 2001 in the amount of $350,000 for the six months ended June 30, 2002 compared to $329,000 for amortization of goodwill, developed technology and assembled workforce for the six months ended June 30, 2001.

 Merger transaction costs. We incurred a charge of $1.2 million for the six months ended June 30, 2002, related to the proposed merger of the Company and SmartForce PLC. The costs consist primarily of advisory fees, legal fees, retainer fees and other related expenses associated with the proposed merger. The Company does not expect to incur any further costs related to this transaction.

 Restructuring charges. We incurred charges of $439,000 for the six months ended June 30, 2002, related to a reduction of the Company's workforce in April, 2002. The charges consist primarily of severance payments, benefits and outplacement services. The Company does not expect to incur any further charges related to this restructuring.

 Other income, net. Other income, net of interest and other expense, decreased by $957,000 to $333,000 for the six months ended June 30, 2002, from $1.3 million for the six months ended June 30, 2001. Other income consists primarily of interest on cash and short-term investments. The decrease resulted from a lower average cash balance and lower average interest rates on invested cash and short-term investments for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

 Loss on sale of short-term investments. In January, 2001, we liquidated, prior to maturity, certain short-term debt obligations of California-based utilities when their ratings dropped to below investment grade which resulted in a realized loss of approximately $772,000 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had cash and cash equivalents of $29.9 million and short-term investments of $11.8 million, an increase of $4.5 million of cash and cash equivalents from $25.4 million at December 31, 2001 and a decrease of $11.0 million of short-term investments from $22.8 million as of December 31, 2001. The net combined decrease of $6.5 million for cash, cash equivalents and short-term investments resulted primarily from cash used to fund operations, including cash used of approximately $1.2 million for merger transaction costs incurred related to the proposed merger of the Company and SmartForce PLC and approximately $355,000 for restructuring charges related to a reduction of the Company's workforce in April, 2002, and to a much smaller extent, purchases of fixed assets and payments on term loans. Our working capital as of June 30, 2002 was $32.6 million, compared to $42.2 million as of December 31, 2001.

     Net cash used in operating activities was $5.4 million for the six months ended June 30, 2002, primarily the result of operating losses incurred during the quarter of $10.1 million, offset by a decrease in accounts receivable of $3.0 million, non-cash expenses of $2.5 million and an increase in deferred revenue of $958,000. Also contributing, to a lesser extent, to the net cash used in operating activities was a decrease in accrued expenses and accounts payable and an increase in prepaid expenses. Net cash used in operating activities was $7.2 million for the six months ended June 30, 2001, primarily due to operating losses incurred during the quarter, as well as an increase in accounts receivable, partially offset by non-cash expenses, including a loss on the sale of certain short-term obligations of California-based utilities, and partially offset by an increase in accrued expenses and deferred revenue.

     Net cash provided by investing activities was $10.1 million for the six months ended June 30, 2002, resulting from net sales and maturities of short-term investments partially offset by purchases of property and equipment to support operations. Net cash provided from investing activities was $12.0 million for the six months ended June 30, 2001, resulting from net sales and maturities of short-term investments partially offset by purchases of property and equipment.

     Net cash used in financing activities was $316,000 for the six months ended June 30, 2002 resulting from payments made under term loans and capital lease obligations, partially offset by receipts from the exercise of stock options. Net cash provided by financing activities was $411,000 for the six months ended June 30, 2001 resulting from net borrowings under a term loan and receipts from the exercise of stock options, partially offset by payments made for debt and under term loans and capital lease obligations.

     On May 4, 2001, we amended our equipment line of credit agreement to allow for $4.5 million in borrowings, of which approximately $3.4 million was outstanding at June 30, 2002. Interest is payable monthly based on the prime rate (4.75% at June 30, 2002) plus .5%. Amounts outstanding are payable in 36 equal monthly installments beginning on October 1, 2001. Additionally, at June 30, 2002, we had outstanding borrowings under the original equipment line of credit of $23,000, bearing interest at the rate of prime plus 1% per annum. All borrowings are secured by substantially all of our assets. This amended line of credit requires us to maintain a minimum balance of cash, cash equivalents and short term investments of $30 million. We were in compliance with our covenants under the equipment line of credit at June 30, 2002.

     Capital expenditures totaled $2.1 million and $841,000 for the six month periods ended June 30, 2001 and 2002, respectively. Our capital expenditures consisted of operating assets to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to continue for the foreseeable future as we increase the number of customers that we provide services to under our ASP offering, improve and expand our information systems and replace older and outdated computer hardware with newer equipment. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

     Days sales outstanding in accounts receivable at June 30, 2002 was 68 days, a decline of 11 days compared with days sales outstanding at December 31, 2001 of 79 days.

     We expect to continue to experience growth in our capital expenditures, cost of revenues and, to a lesser extent, operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. We believe that our existing cash, cash equivalents and short-term investments of approximately $41.7 million will be sufficient to finance our operations through at least the next 12 months. However, thereafter, we may need to raise additional funds to support more rapid expansion of our sales force and indirect sales channels, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. Also, our amended line of credit requires us to maintain a minimum balance of $30 million in cash, cash equivalents and short-term investments. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or acceptable to us. If we were to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, such securities could have rights, preferences or privileges senior to our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets determined to have indefinite lives, are no longer amortized. Instead, these assets are reviewed for impairment on a periodic basis, at least annually. This statement was effective for the Company in the first quarter of its fiscal year ending December 31, 2002

     The Company adopted the provisions of Statement 141 and Statement 142 effective January 1, 2002. Statement 141 requires that upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of January 1, 2002, the Company ceased amortizing goodwill and reclassified assembled workforce to goodwill. The Company obtained a third party appraisal as of January 1, 2002 and does not believe these assets are impaired and, accordingly, the adoption of SFAS No. 142 is expected to reduce the Company's amortization expense by approximately $1.3 million in fiscal 2002 and 2003, $1.2 million in 2004 and 2005 and $400,000 in 2006. The Company will continue to review these assets for impairment on an annual basis, or when circumstances indicate that there may be an impairment.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Company performed an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Company identified its reporting unit as the Company as a whole and determined the carrying value of the Company and compared it to the carrying amount of the reporting unit. At that time, since the fair value of the Company, as determined through an independent valuation, exceeded the carrying amount of the Company, the Company concluded that there was no indication that goodwill may be impaired. Had the net book value of the Company exceeded the fair value, the Company would have been required to perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which should be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss would have been recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company is required to perform this two step evaluation annually, or more often if an indicator of impairment is present. The Company is currently evaluating the annual requirement to determine the date at which this annual evaluation will be performed.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 143, SFAS No. 144, or SFAS No. 145 will have a material impact on its financial statements.

     In June 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The Company does not believe that the impact of adopting SFAS No. 146 will have a material impact on the financial statements.

FACTORS THAT COULD AFFECT FUTURE RESULTS

     As defined under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain "forward-looking statements" regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: achieving market acceptance for our CentraOne 6.0 Web collaboration platform, our ASP network service and our Centra eMeeting and Knowledge Center products, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, failure to effect, or if effected, to manage anticipated growth, failure to enhance our existing products and services and to develop and introduce new products and services and other risk factors contained in the section titled "Factors That Could Affect Future Results" beginning on page 22 of our annual report on Form 10-K for the period ended December 31, 2001. If any of these factors actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline.

     In the future, we may acquire additional businesses or product lines. Our previously completed acquisition, or any future acquisition, may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if benefits expected in the transaction can actually be realized. The process of integrating acquired companies into our business may also result in unforeseen difficulties which may absorb significant management attention that we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations.

     If we pursue a future acquisition or business combination, our management could spend a significant amount of time and effort identifying and completing the transaction. If we make a future acquisition, we could issue equity securities which would dilute current stockholders' percentage ownership, incur substantial debt, assume contingent liabilities, incur a one-time charge or be required to amortize intangibles. Also, we could spend a considerable amount of time, money and management effort pursuing a potential business combination, and then decide not to proceed with the transaction. In such an event, as in the case of our recent merger negotiations with SmartForce, we would not likely be able to recoup expenses incurred during the negotiations.

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

     Our current investing policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We use a registered investment manager to place our investments in highly liquid money market accounts and government backed securities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time Centra has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Securities Class Action Lawsuit

     Centra, certain of its officers and directors and the managing underwriters of Centra's initial public offering have been named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiff filed an initial complaint filed on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superceded by an amended complaint ("complaint") filed in April 2002. The action, captioned In re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned In re IPO-Related Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra's common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra's initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra's registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. Centra intends to vigorously defend against the allegations, which it believes lack merit. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002 respectively. Reponses to the motions to dismiss are expected from plaintiffs, but to date no response has been filed and no action has been taken by the Court. On August 6, 2002 plaintiffs offered to voluntarily dismiss the individuals named in the above-referenced action without prejudice. The individuals named anticipate accepting this offer in the near term.

Potential Patent Infringement Lawsuit

     In July 2002, a complaint was filed in the United States District Court for the District of Maryland, naming as defendants Centra and seven other collaboration companies. As of August 7, 2002, Centra had not been served with the complaint. The complaint, purportedly brought on behalf on an individual named Eric Hamilton, alleges that Centra's CentraOne, Symposium, eMeeting, and Conference products infringe Mr. Hamilton's patent. The complaint seeks to enjoin Centra and the other defendants from using any device shown to infringe any of Mr. Hamilton's patent rights and requests that the defendants be required to recall all originals, copies, facsimiles or duplicates of the accused products. The complaint also seeks treble damages in an unspecified amount. If Centra is served with process, it will defend itself vigorously against the allegations, which it believes lack merit.

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

           As part of the stockholders rights plan, our board of directors declared a distribution of one right for each outstanding share of our common stock. These rights are to be issued to our stockholders of record as of May 15, 2002. We will issue the rights with respect to shares of common stock issued before the rights become exercisable and, in certain circumstances, with respect to shares of common stock issued after the rights become exercisable. Each right, when it becomes exercisable will initially entitle the holder to purchase from us one one-thousandth (1/1,000) of a share of series A preferred stock for $29.00.

     (c) In the six months ended June 30, 2002, we granted options to purchase 1,494,125 shares of our common stock and we issued 176,139 shares of our common stock upon the exercise of employee stock options and issued 156,806 shares through purchases made under our employee stock purchase plan.

     (d)   Use of Proceeds from Sales of Registered Securities

           On February 8, 2000 we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The aggregate proceeds from the offering were $80.5 million. Our net proceeds from the offering were approximately $73.2 million. From the effective date through June 30, 2002, we used approximately $6.5 million for payments of dividends to preferred shareholders, $23.0 million to fund operations, $2.4 million for capital expenditures, $1.7 million for payment of MindLever debt, $3.3 million for the MindLever acquisition and $1.8 million to pay amounts outstanding under our loans. As of June 30, 2002, we had approximately $34.5 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in highly liquid money market accounts and government backed securities as defined in our current investment policy.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our annual meeting of stockholders on June 26, 2002. Two substantive matters were submitted to a vote of the security holders: (1) the election of two Class III Directors to serve until the 2005 annual meeting and
(2) a proposal to amend our 1999 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the plan by 1,000,000, to 6,100,000 shares.

     As of May 15, 2002, the record date for the meeting, there were outstanding 25,650,791 shares of common stock entitled to vote at the meeting. At the meeting, 23,721,008 shares were represented in person or by proxy. At the meeting, the vote with respect to each substantive matter proposed to the stockholders was as follows:

Election of Class III Directors:

                                       VOTES FOR:       AUTHORITY WITHHELD:

            Leon Navickas              22,897,241       823,767

            David Barrett              23,271,092       449,916

Amendment of 1999 Stock Incentive Plan:

     VOTES FOR:                  VOTES AGAINST:        ABSTENTIONS:

     19,041,066                   4,522,930             58,012

Item 5. Other Information

     Certification Under Sarbanes-Oxley Act

     Our chief executive officer and chief financial officer have furnished to the SEC the certification accompanying this Report that is required by
     Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit  Description

             2.1 Termination Agreement and Release dated as of April 2, 2002 by and among SmartForce PLC, Atlantic Acquisition Corp. and Centra Software, Inc. (filed as exhibit 2.1 to our Current Report on Form 8-K filed April 8, 2002 and incorporated herein by reference).

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

             4.3 Form of Right Certificate (filed as exhibit 4.3 to our Current Report on Form 8-K filed April 22, 2002).

            10.1 Amended and Restated 1999 Stock Incentive Plan (Filed as Appendix A to our Definitive Proxy Statement for Annual Meeting of Stockholders, filed May 24, 2002, and incorporated herein by reference).

     (b) Reports on Form 8-K

                  A report on Form 8-K was filed on April 8, 2002, regarding the termination of the proposed merger of the Company with and into a wholly owned subsidiary of SmartForce PLC.

                  A report on Form 8-K was filed on April 22, 2002, regarding the Company's adoption of a stockholders rights plan.

                  A report on Form 8-K was filed on July 16, 2002, regarding a change in the Company's certifying accountants.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 14, 2002.

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

                                  EXHIBIT INDEX

(a)  Exhibits

         Exhibit  Description

             2.1 Termination Agreement and Release dated as of April 2, 2002 by and among SmartForce PLC, Atlantic Acquisition Corp. and Centra Software, Inc. (filed as exhibit 2.1 to our Current Report on Form 8-K filed April 8, 2002 and incorporated herein by reference).

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

             4.3 Form of Right Certificate (filed as exhibit 4.3 to our Current Report on Form 8-K filed April 22, 2002).

            10.1 Amended and Restated 1999 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement for Annual Meeting of Stockholders, filed May 24, 2002, and incorporated herein by reference).