Form 10-Q
period 2002-09-30
CENTRA SOFTWARE INC
filed 2002-11-14
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                          to

Commission File Number: 000-27861

Centra Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3268918
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

430 Bedford Street, Lexington, MA 02420
(Address of Principal Executive Offices)

(781) 861-7000
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s common stock as of November 8, 2002 was 26,043,947.

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	December 31, 2001	September 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$25,424	$17,326
Short-term investments	22,759	22,773
Restricted cash	100	100
Accounts receivable, net of reserves of approximately $638 and $693 at December 31, 2001 and September 30, 2002, respectively	9,654	5,446
Prepaid expenses and other current assets	1,250	1,679

Total current assets	59,187	47,324

Property and Equipment, at cost:
Computers and equipment	7,593	8,605
Furniture and fixtures	945	947
Leasehold improvements	531	550

	9,069	10,102
Less: Accumulated depreciation and amortization	4,887	6,844

	4,182	3,258

Restricted cash	549	432
Other assets	104	99
Goodwill and other intangible assets, net	6,955	6,994

	$70,977	$58,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,563	$1,901
Accounts payable	1,463	1,184
Accrued expenses	5,808	5,166
Deferred revenue	8,165	8,608

Total current liabilities	16,999	16,859

Long-term debt, net of current maturities	2,631	2,289

Stockholders’ equity:
Preferred stock, $0.001 par value—
Authorized—10,000,000 shares, no shares issued as of December 31, 2001 and September 30, 2002
Common stock, $0.001 par value—
Authorized—100,000,000 shares as of December 31, 2001 and September 30, 2002
Issued—26,000,861 and 26,358,803 shares at December 31, 2001 and September 30, 2002, respectively	26	26
Additional paid-in capital	110,446	110,968
Accumulated deficit	(57,725)	(71,303)
Deferred compensation	(1,326)	(708)
Accumulated other comprehensive income (loss)	(34)	37
Treasury stock (661,606 and 740,263 shares of common stock at December 31, 2001 and September 30, 2002, at cost)	(40)	(61)

Total stockholders’ equity	51,347	38,959

	$70,977	$58,107

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
License	$6,467	$3,382	$21,187	$11,459
Services	2,769	4,752	6,881	12,653

Total revenues	9,236	8,134	28,068	24,112

Cost of Revenues:
License	100	119	383	310
Services(1)	1,719	1,556	4,946	4,771

Total cost of revenues	1,819	1,675	5,329	5,081

Gross profit	7,417	6,459	22,739	19,031

Operating Expenses:
Sales and marketing(1)	5,873	4,715	18,910	15,260
Product development(1)	3,418	3,002	9,481	9,039
General and administrative(1)	1,831	1,958	5,664	5,908
Compensation charge for issuance of stock options(1)	223	153	670	580
Amortization of goodwill and other intangible assets	494	175	823	525
Merger transaction costs	—	—	—	1,239
Restructuring charges	—	—	—	439
Acquired in-process research and development	—	—	2,200	—

Total operating expenses	11,839	10,003	37,748	32,990

Operating loss	(4,422)	(3,544)	(15,009)	(13,959)
Interest income	463	178	1,941	613
Interest and other expense, net	(40)	(130)	(228)	(232)
Loss on sale of short-term investments	—	—	(772)	—

Net loss	$(3,999)	$(3,496)	$(14,068)	$(13,578)

Basic and diluted net loss per share	$(.16)	$(.14)	$(.58)	$(.53)

Basic and diluted weighted average shares outstanding	24,673	25,564	24,321	25,497

(1)	Excludes compensation charge for issuance of stock options. The following summarizes the allocation of the compensation charge for issuance of stock options:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2001	2002	2001	2002
Cost of service revenues	$6	$9	$18	$21
Sales and marketing	98	62	294	252
Product development	41	22	123	93
General and administrative	78	60	235	214

Total compensation charge for issuance of stock options	$223	$153	$670	$580

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2002
Cash Flows from Operating Activities:
Net loss	$(14,068)	$(13,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,483	2,482
Provision for bad debt	163	204
Compensation charge for issuance of stock options	670	618
Loss on sale of short-term investments	772	—
Acquired in-process research and development	2,200	—
Adjustment to excess capacity reserve	—	(481)
Changes in assets and liabilities:
Accounts receivable	(5,664)	4,129
Prepaid expenses and other current assets	262	(435)
Accounts payable	(372)	(296)
Accrued expenses	(62)	(717)
Deferred revenue	990	371

Net cash used in operating activities	(12,626)	(7,703)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,751)	(1,042)
Purchase of short-term investments	(27,773)	(49,764)
Sale of short-term investments	39,672	49,750
Cash paid for acquisition of Mindlever.com, net of cash acquired	(3,025)	—
Restricted cash	(147)	117
Other assets	(26)	(26)

Net cash provided by (used in) investing activities	5,950	(965)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	762	471
Treasury stock buy-back	—	(21)
Borrowings on line of credit	2,500	1,178
Payments on Mindlever.com debt	(1,758)	—
Payments on term loans	(231)	(1,178)
Payments on capital lease obligations	(16)	(4)

Net cash provided by financing activities	1,258	446

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	35	124

Net Decrease in Cash and Cash Equivalents	(5,383)	(8,098)
Cash and Cash Equivalents, beginning of period	42,015	25,424

Cash and Cash Equivalents, end of period	$36,632	$17,326

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$158	$106

Purchase of Business:
Tangible net assets acquired, at fair value	$(3,281)	$—
In-process research and development	2,200	—
Developed technology and know-how	2,100	—
Assembled workforce	300	—
Goodwill and other intangibles	5,873	—
Cash paid	(2,850)	—
Acquisition costs incurred	(512)	—

Fair value of stock issued	$3,830	$—

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Operations and Significant Accounting Policies

Centra Software, Inc. (together with its wholly-owned subsidiaries, “Centra” or the “Company”), is a leading provider of software and services for live eLearning and real-time business collaboration.

On January 16, 2002, the Company entered into an Agreement and Plan of Merger and Reorganization with SmartForce PLC (“SmartForce”) and its wholly-owned subsidiary, Atlantic Acquisition Corp. (“Atlantic”). Under the merger agreement, holders of the Company’s common stock would have received 0.425 SmartForce American Depository Shares for each share of the Company’s common stock outstanding at the time of the merger.

On April 2, 2002, the Company entered into a Termination Agreement and Release with SmartForce and Atlantic. Pursuant to the termination agreement, the parties agreed to terminate the merger agreement and the related voting agreements, affiliate agreements and proxies.

On April 19, 2002, Centra adopted a stockholder rights plan. The rights plan is designed to help ensure that all of our stockholders receive fair and equal treatment in the event of any unsolicited proposal to acquire control of the Company. As part of the rights plan, we designated 300,000 shares of our authorized preferred stock as series A preferred stock. The adoption of the stockholder rights plan will affect the rights of holders of the Company’s common stock, and any issuance of shares of series A preferred stock upon exercise of the rights will also affect the rights of holders of common stock.

On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., which has been renamed “Centra RTP, Inc.,” a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2.9 million in cash, the issuance of 509,745 shares of common stock valued at approximately $3.8 million and acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7.2 million. The acquisition was accounted for using the purchase method in accordance with Accounting Principles Board (APB) Opinion No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition (see Note 1(i)).

Centra is subject to certain business risks that could affect its future operations and financial performance. These risks include, but are not limited to, rapid technological changes, significant competition, dependence on key individuals, quarterly performance fluctuations, and ability to enhance existing products and services and to develop new products and services. These and other risks are described under the heading “Factors That Could Affect Future Results” in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The accompanying consolidated financial statements for the three and nine months ended September 30, 2001 and 2002 are unaudited, have been prepared on a basis consistent with the December 31, 2001 audited consolidated financial statements and include normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of the results of these periods. These consolidated statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the entire year or any other period.

(b)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and judgments are based on the Company’s historical experience, the terms of existing contracts, management’s observance of trends in the industry, information that Centra obtains from its customers and outside sources, and on various other assumptions that it believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

(c)  Revenue Recognition

Centra derives substantially all of its revenues from the sale of software licenses, post-contract support (maintenance), application service provider (ASP) services and other services. Maintenance includes telephone support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Other services include training, education, basic implementation consulting to meet specific customer needs, and software application hosting. Centra executes contracts that govern the terms and conditions of each software license, maintenance arrangement and other services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

Centra uses the residual method when vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. Centra has established sufficient vendor-specific objective evidence for the value of its maintenance, consulting, training and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with maintenance, consulting, training, and other services.

Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. Centra’s products do not require significant customization. Billings to customers are generally due within 30 days of the invoice date. The Company has offered extended payment terms greater than 30 days but equal to or less than 12 months to certain of its customers, for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into enterprise-wide license arrangements with the Company. The Company believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time of license revenue recognition.

When the Company sells to a distributor or a value added reseller (VAR), revenue is recognized when an end user customer has been identified and all other revenue recognition criteria have been met.

Revenues related to maintenance and software application hosting fees are recognized on a straight-line basis over the period that the maintenance and hosting services are provided. Revenues related to ASP services are recognized on a straight-

line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues allocable to implementation, consulting and training services are recognized either as the services are performed, ratably over a subscription period, or upon completing project milestones if defined in the agreement.

The Company records as deferred revenues any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of maintenance, ASP service and consulting services.

(d)  Cash Equivalents and Short-term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Centra’s cash equivalents consisted of the following at December 31, 2001 and September 30, 2002 (in thousands):

	December 31, 2001	September 30, 2002
Cash and cash equivalents
Cash	$6,033	$3,381
Money market accounts	16,892	13,945
Municipal bonds	2,499	—

Total cash and cash equivalents	$25,424	$17,326

Centra accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost. At December 31, 2001 and September 30, 2002, the carrying value of Centra’s short-term investments which approximated fair market value, consisted of the following (in thousands):

	December 31, 2001	September 30, 2002
Short-term Investments
Municipal bonds (average 267 and 217 days remaining to maturity for the periods ended December 31, 2001 and September 30, 2002, respectively)	22,759	22,773

Total short-term investments	$22,759	$22,773

(e)  Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive loss reported by the Company are net loss and foreign currency translation adjustments.

	Nine Months Ended September 30,
	2001	2002
	(in thousands)
Net loss	$(14,068)	$(13,578)
Foreign currency translation adjustment	(37)	71

Comprehensive loss	$(14,105)	$(13,507)

(f)  Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase of 389,000 and 399,000 for the three and nine months ended September 30, 2001, respectively and 50,000 for the three and nine months ended September 30, 2002.

Options to purchase a total of 4,892,000 and 6,160,000 shares of common stock have not been included in the computation of diluted earnings per share above for the three and nine months ended September 30, 2001 and 2002, respectively. Inclusion of these shares would have an antidilutive effect, as Centra has recorded a loss for all periods presented. Common stock outstanding as of December 31, 2001 and September 30, 2002 includes 54,438 shares issued in connection with the Company’s acquisition of MindLever.com in April 2001. These shares were released from escrow after April 30, 2002 pursuant to the MindLever merger agreement. These shares have been included in the computation of diluted earnings per share above for the three and nine months ended September 30, 2002.

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

Centra operates solely in one segment, the development and marketing of software products and related services. Centra’s revenues are as follows (based on location of customer):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
United States	77%	82%	75%	77%
Europe	17%	15%	17%	18%
Other	6%	3%	8%	5%

There are no significant long-lived assets located outside of the United States.

(h)  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets determined to have indefinite lives, are no longer amortized. Instead, these assets are reviewed for impairment on a periodic basis, at least annually. This statement was effective for the Company in the first quarter of the fiscal year ending December 31, 2002.

The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period in which adoption has been made. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss is measured as of the date of adoption and the cumulative effect is recognized as a change in accounting principle in the first interim period in which adoption has been made.

As of January 1, 2002, the Company ceased amortizing goodwill and reclassified assembled workforce to goodwill. The Company obtained a third-party appraisal as of January 1, 2002 and concluded that these assets were not impaired. The adoption of SFAS No. 142 is expected to reduce the Company’s amortization expense by approximately $1.3 million in 2002 and 2003, $1.2 million in 2004 and 2005 and $400,000 in 2006. The Company will continue to review these assets for impairment on an annual basis, or when circumstances indicate impairment may have occurred.

In connection with SFAS No. 142 and its transitional goodwill impairment evaluation, the Company performed an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. The Company conducted this analysis by determing the fair value of the Company as a whole, and comparing that value to the net book value of the Company. At that time, since the fair value of the Company, as determined through an independent valuation, exceeded the net book value of the Company, the Company concluded that there was no indication that goodwill may have been impaired. Had the net book value of the Company exceeded the fair value, the Company would have been required to perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of goodwill with the carrying amount of the goodwill, both of which should be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of all the Company’s assets and liabilities in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the goodwill. Any transitional impairment loss would have been recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings. The Company is required to perform this two-step evaluation annually, or more often if an indication of impairment is present. The Company adopted December 1, as its annual impairment measurement date. Accordingly, the Company intends to obtain an independent valuation of its assets as of each December 1 for the purpose of conducting this impairment measurement.

The independent valuation used to perform the impairment analysis is based on weighing two factors: the net present value of the cash flows estimated to be produced by the Company’s assets over their useful lives, and the Company’s market value based on the trading price of its common stock. Because the valuation is based in part on the trading price of its common stock, fluctuations in the trading price could lead to a conclusion that the fair value of the Company as a whole is less than its net book value. This conclusion would, in turn, require the Company to take the second step of measuring the fair value of its goodwill asset against its carrying value, and recognizing a loss in the amount by which the carrying value exceeds the fair value. During the three months ended September 30, 2002, the market price of the Company’s common stock had declined and the Company’s market capitalization as of September 30, 2002, was less than its book value. However, the Company did not record an impairment charge against goodwill as the Company believes that the decline in its stock price is partly due to external factors such as global economic conditions, the weakness of the United States financial markets, the threat of the United States going to war and the ongoing threat of terrorist activities, and therefore, the current market price of the Company’s common stock does not fully reflect the fair value of the Company. The Company will continue to monitor the price of its common stock, as well as other factors that could affect the impairment analysis. The independent valuation that the Company expects to be conducted as of December 1, 2002 may cause the Company to revise this judgment, and if goodwill is found to be impaired as of that date the Company will record an impairment charge in the amount of some or all of the approximately $5,900,000 of goodwill at September 30, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS No. 144, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of this statement did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No’s. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB

Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 145 will have a material impact on its financial statements.

In June 2002, The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The Company does not believe that the impact of adopting SFAS No. 146 will have any impact on its financial statements.

(i)  MindLever.com Acquisition

On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever and M-L Acquisition Co., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2.9 million in cash, the issuance of 509,745 shares of common stock in the amount of approximately $3.8 million and related acquisition costs of approximately $512,000, for a total purchase price of approximately $7.2 million. The acquisition was accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition.

The following table summarizes the allocation of the purchase price (in thousands):

Amount
Acquisition of MindLever:
Net liabilities assumed, at fair value	$(3,281)
In-process research and development	2,200
Developed technology and know-how	2,100
Assembled workforce	300
Goodwill	5,873

$7,192

In June 2002, the Company adjusted the total cost of the acquisition by accruing costs associated with excess capacity at leased facilities occupied by Mindlever at the time of its acquisition. The Company had been attempting to sublease this facility as part of its original plan to integrate the operations of Mindlever. As a result, recorded goodwill amounts were increased by $481,000.

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

Developed technology represents technology and know-how related to MindLever’s current learning content management solution. Developed technology is being amortized over a period of three years. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Assembled workforce was being amortized over a period of three years until the Company adopted SFAS No. 142 in January 2002, when the Company ceased amortization.

The value of the assembled workforce was combined with goodwill and will be assessed annually for impairment along with goodwill.

The excess of the purchase price over the fair value of the identifiable intangible net assets of approximately $5.9 million was allocated to goodwill, and was being amortized over a period of five years until the Company ceased amortization of goodwill upon the adoption of SFAS No. 142 in January 2002.

Accumulated amortization of developed technology, assembled workforce and goodwill was $991,667, $66,667 and $782,878, respectively, as of September 30, 2002. Amortization of developed technology will be $175,000 for the remainder of 2002, $700,000 for 2003 and $233,000 for 2004.

Unaudited pro forma operating results for the Company for the three and nine months ended September 30, 2001, assuming the acquisition of MindLever occurred at the beginning of fiscal 2001 are as follows (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2001	2001
Net revenues	$9,236	$28,459
Net loss	(3,999)	(15,195)
Net loss per share-basic and diluted	$(.16)	$(.62)

In accordance with the transitional disclosure requirements of SFAS No. 142, the following tables present net income and basic earnings per share for all periods presented adjusted to exclude amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended December 31, 2001
	2001	2002	2001	2002
Reported net loss	$(3,999)	$(3,496)	$(14,068)	$(13,578)	$(16,682)
Add back: Goodwill amortization	294	—	489	—	783
Add back: Other intangible amortization	25	—	42	—	66

Adjusted net loss	$(3,680)	$(3,496)	$(13,537)	$(13,578)	$(15,833)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended December 31, 2001
	2001	2002	2001	2002
Basic earnings per share:
Reported net loss	$(0.16)	$(0.14)	$(0.58)	$(0.53)	$(0.68)
Add back: Goodwill amortization	0.01	—	0.02	—	0.03
Add back: Other intangible amortization	—	—	—	—	—

Adjusted net loss	$(0.15)	$(0.14)	$(0.56)	$(0.53)	$(0.65)

Amortization expense for the periods prior to 2001 were not affected as there was no amortization of goodwill or acquired intangibles in these periods. For purposes of these pro forma operating results, the in-process research and development was assumed to have been written off prior to the pro forma period.

(j)  Restructuring Charges

The Company incurred a charge of $439,000 for the three months ended June 30, 2002, related to a reduction of its workforce in April 2002. The charges consisted primarily of severance payments, benefits and outplacement services. The Company paid

$79,000 of these charges during the current quarter and will pay $5,000 during the remainder of 2002.

(2)    Legal Proceedings

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiff filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superceded by an amended complaint (“complaint”) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re IPO-Related Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. Centra intends to vigorously defend against the allegations, which it believes lack merit. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. Reponses to the motions to dismiss are expected from plaintiffs, but to date no response has been filed and no action has been taken by the Court. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named individuals in the above-referenced action.

Patent Infringement Lawsuit

In July 2002, a complaint was filed in the United States District Court for the District of Maryland, naming as defendants Centra and seven other collaboration companies. The complaint alleged that Centra’s CentraOne, Symposium, eMeeting, and Conference products infringe the plaintiff’s patent rights, and sought injunctive relief and damages. Centra settled this matter in November 2002, and all claims against Centra have been dismissed with prejudice.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “expects,” “anticipates,” and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Overview”, “Critical Accounting Policies”, “Liquidity and Capital Resources”, and “Factors That Could Affect Future Results” and those appearing elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

We design, develop, market and support software infrastructure and application service provider (ASP) services for live eLearning and real-time business communication and collaboration. Our enterprise products provide a comprehensive range of knowledge and collaboration delivery and services which include features such as voice-over-the-Internet, software application sharing, real-time data exchange, shared workspaces, record and playback, content creation and standards-compliant content management and monitoring. Our products to date have been sold primarily to Global 2000 businesses and to higher education institutions and have consisted of product offerings and ASP network services for corporate eLearning and training, collaborative sales and marketing, and one-to-one customer, partner and employee relationships.

Through September 30, 2002, our revenues were derived from licenses of our software products, from related maintenance, and from the delivery of implementation consulting, training, education, hosting and ASP services. We price the license of our enterprise application software on a rental or purchase basis under a variety of licensing models, including perpetual named-user licenses, perpetual concurrent-user licenses, time-limited or subscription-based licenses and revenue sharing. Customers who license our enterprise application software typically purchase renewable maintenance contracts that provide telephone support, bug fixes and rights to unspecified upgrades and enhancements on a when-and-if available basis over a stated term, usually a 12-month period. Maintenance is priced as a percentage of our license fees. We also offer implementation consulting, training and education services to our customers, primarily on a time-and-materials basis, but also for education, on a course subscription or per-course basis. In addition, we offer hosting services for customers under hosting agreements, with terms typically ranging from 6-12 months, to outsource the administration and infrastructure necessary to operate our enterprise application software. The hosting fees include a monthly service fee in addition to license fees for the software. Finally, we offer all of our licensed products as an ASP service, with terms typically ranging from 3-12 months. The ASP service includes monthly, hourly or per event subscription fees which are recognized ratably over the service period.

We sell our products and services primarily through a direct sales force and through relationships with distributors, resellers and other strategic partners. We have established European direct sales and service operations headquartered in the United Kingdom and have master distributors in Japan and Korea. In addition, we have value added resellers throughout Europe, the Middle East, the Pacific Rim, China, India, Brazil, South Africa and Central America. Revenues from sales outside the United States were 23% of total revenues or $2.1 million for the three-month period ended September 30, 2001, and 18% of total revenues or $1.4 million for the three-month period ended September 30, 2002. Revenues from sales outside the United States were 25% of total revenues or $7.0 million for the nine-month period ended September 30, 2001, and 23% of total revenues or $5.5 million for the nine-month period ended September 30, 2002. Since 1999 we have invested in the infrastructure necessary to expand our global operations, including the formation and staffing of our European subsidiaries, our Asian operations and most recently a new sales office in Australia. We expect to continue to invest in our international operations as we expand our international direct and indirect channels and our ASP service operations abroad to increase worldwide market share. While weak global economic conditions for enterprise software has negatively impacted international revenues this year, we still anticipate that revenues derived from outside the United States will increase both in terms of percentage of revenues and absolute dollars in the future.

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

•
Sales and marketing expenses consist primarily of (a) salaries and other related costs for sales and marketing personnel and (b) costs associated with marketing programs, including trade shows, user group meetings and seminars, advertising, public relations activities and new product launches.

•	Product development expenses consist primarily of employee salaries and benefits, fees for outside consultants and related costs associated with the development of new products, the enhancement of existing products, purchase of third-party source code, quality assurance, testing, documentation and third-party localization costs.

•
General and administrative expenses consist primarily of salaries and other related costs for executive, financial, administrative and information technology personnel, as well as accounting, legal, investor relations, liability insurance and other costs associated with being a public company.

•
Compensation charge for issuance of stock options represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees in 1999 and 2000 and the deemed fair market value of the options for financial reporting purposes.

•
Amortization of intangible assets represents the amortization, over a three-year period, of the valuation of the developed technology and know-how acquired in connection with our April 2001 acquisition of Mindlever.

•	Merger transaction costs represent the costs that were incurred related to the proposed merger of Centra Software, Inc. and SmartForce PLC. The proposed merger was terminated as of April 2, 2002.

•	Restructuring charges represent the charges that were incurred related to a reduction in the Company’s workforce in April 2002.

In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

We have experienced substantial losses in each fiscal period since our inception. As of September 30, 2002, we had an accumulated deficit of $71.3 million. These losses and our accumulated deficit have resulted from our initial lack of substantial revenues, as well as the significant costs incurred in the development of our products and services and in the preliminary establishment of our services infrastructure which have been only partially offset by our revenues to date. We expect to maintain the same level or slightly increase our expenditures in all areas in order to execute our business plan to expand further internationally, to develop broader, more comprehensive indirect sales channels and to further develop our products, as well as our sales and marketing programs, to address the real-time communication and collaboration market.

Additionally, although we have experienced revenue growth in the past, this year we have experienced declining revenues and continued losses. We may not be able to increase our revenues or attain profitability and, if we do achieve profitability, we may not be able to sustain profitability for any future periods. Accordingly, we expect to incur additional losses during 2002. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely upon them as an indication of our future financial performance.

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

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and require management’s most difficult and subjective judgments.

Revenue Recognition

Not only is revenue recognition a key component of our results of operations, the timing of our revenue recognition also determines the timing of certain costs and expenses,

such as royalties and commissions. In measuring revenues, we follow the specific guidelines of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 Software Revenue Recognition, and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and related authoritative literature. Certain judgments of management, however, affect the application of this policy. Revenue results are difficult to predict and any shortfall or delay in recognizing revenue could cause our operational results to vary significantly from quarter to quarter. We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for bad debts would be required. In addition, we also provide an allowance for sales returns based on historical return rates. If we were to experience rates exceeding those provided for, an additional allowance for sales returns would be required.

We derive substantially all of our revenues from the sale of software licenses, post-contract support (maintenance), application service provider (ASP) services and other services. Maintenance includes telephone support, bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Other services include training, education, basic implementation consulting to meet specific customer needs, and software application hosting. We execute contracts that govern the terms and conditions of each software license, maintenance arrangement and other services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9.

We use the residual method when vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor-specific objective evidence for the value of maintenance, consulting, training and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with maintenance, consulting, training, and other services.

We recognize revenues from license fees when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. Our products do not require significant customization. Billings to customers are generally due within 30 days of the invoice date. We have offered extended payment terms greater than 30 days but equal to or less than 12 months to certain customers, for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into enterprise-wide license arrangements with us. We believe that we have sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time of license revenue recognition.

When we sell to a distributor or a value added reseller, revenue is recognized when an end user customer has been identified and all other revenue recognition criteria have been met.

Revenues related to contract maintenance and to software application hosting fees are recognized on a straight-line basis over the period that the maintenance and hosting services are provided. Revenues related to ASP services are recognized on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues allocable to implementation, consulting and training services are recognized either as the services are performed, ratably over a subscription period, or upon completing project milestones if defined in the agreement.

We record as deferred revenues any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of contract maintenance, ASP services and consulting services.

Accounts Receivable Valuation

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio, and historical write-off and sales returns experience. While we believe the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, or we experienced increased number of sales returns, additional allowances might be required.

Valuation of Long-lived Assets

We are required to assess the impairment of long-lived assets, identifiable intangibles and goodwill annually or whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

—    significant underperformance relative to expected historical or projected future operating results;

—    significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

—    significant negative industry or economic trends;

—    significant decline in our stock price for a sustained period; and

—    our market capitalization relative to net book value.

We assess the impairment of long-lived assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determined that the carrying value of long-lived assets and goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

The acquisition of MindLever, Inc. on April 30, 2001 was accounted for in accordance with Accounting Principles Board (APB) Opinion No. 16. We adopted SFAS No. 142 during the first quarter of fiscal year 2002 without a material impact on our financial position or results of operations. Under SFAS No. 142, the goodwill is no longer being amortized, but is reviewed at least annually for impairment (or more frequently if impairment indicators arise). Other intangible assets, that are not deemed to have indefinite lives are still being amortized over their useful lives. We have adopted December 1, as our annual impairment measurement date. Accordingly, we intend to obtain an independent valuation as of each December 1 for the purpose of conducting this impairment assessment. The value of goodwill on our balance sheet as of September 30, 2002 is approximately $5,900,000

The independent valuation we used to perform the impairment analysis was based on weighing two factors: the net present value of the cash flows estimated to be produced by our assets over their useful lives, and our market value based on the trading price of our common stock. Because the valuation is based in part on the trading price of our common stock, fluctuations in the trading price could lead to a conclusion that the fair value of the Company as a whole is less than our net book value. This conclusion would, in turn, require us to take the second step of measuring the fair value of our goodwill asset against its carrying value, and recognizing a loss in the amount by which the carrying value exceeds the fair value. During the three months ended September 30, 2002, the market price of our common stock had declined and our market capitalization as of September 30, 2002, was less than our book value. However,we did not record an impairment charge against goodwill as we believe that the decline in our stock price was partly due to external factors such as global economic conditions, the weakness of the United States financial markets, the threat of the United States going to war and the ongoing threat of terrorist activities, and therefore, the current market price of our common stock does not fully reflect the fair value of the Company. We will continue to monitor the price of our common stock as well as other factors that could affect our impairment analysis. The independent valuation that we expect to be conducted as of December 1, 2002, may cause us to revise this judgment, and if goodwill is found to be impaired as of that date we will record an impairment charge in the amount of some or all of the approximately $5,900,000 of goodwill at September 30, 2002.

RESULTS OF OPERATIONS

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Three Months Ended		Nine Months Ended
	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002
Consolidated Statements of Operations Data:
Revenues:
License	70%	42%	75%	48%
Services	30	58	25	52
Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Services	19	20	18	20
Total cost of revenues	20	21	19	21
Gross margin	80	79	81	79
Operating expenses:
Sales and marketing	64	58	67	63
Research and development	37	37	34	37
General and administrative	20	24	20	25
Compensation charge for issuance of stock options .	2	2	2	3
Amortization of intangible assets	5	2	3	2
Acquired in-process research and development.	—	—	8	—
Merger transaction costs	—	—	—	5
Restructuring charge	—	—	—	2
Total operating expenses	128	123	134	137
Operating loss	(48)	(44)	(53)	(58)
Other income(loss), net	5	1	3	2

Net loss	(43)%	(43)%	(50)%	(56)%

Comparison of three months ended September 30, 2001 and 2002

Revenues.    Total revenues decreased by $1.1 million, or 12%, to $8.1 million for the three months ended September 30, 2002, from approximately $9.2 million for the three months ended September 30, 2001. The decrease was attributable to a significant decrease in license revenue, partially offset by increased service revenues.

License revenues decreased by $3.1 million, or 48%, to $3.4 million for the three months ended September 30, 2002, from $6.5 million for the three months ended September 30, 2001. The decrease primarily resulted from a decline in the average transaction value for license transactions reflecting customer’s capital spending budget restrictions, and to a lesser extent, a decline in the number of transactions during the quarter. Other factors also contributed to the decrease in license revenues, including a weak business economic environment for software enterprise sales resulting in longer sales cycles, fewer sales to new customers, and reduced productivity of our sales force. Although we believe some of these factors may be temporary, we cannot predict the timing of when or if these factors would reverse in future periods.

Services revenues increased by $2.0 million, or 72%, to $4.8 million for the three months ended September 30, 2002, from $2.8 million for the three months ended September 30, 2001. The increase was primarily related to an increase in the number of customers under maintenance support contracts, and an increase in revenues from ASP services, consulting services and to a lesser extent, hosting services. We expect service revenues, including ASP and maintenance, to increase in absolute dollars in future periods. The rate of the increase will vary from quarter to quarter depending upon the number of new ASP customers and maintenance contracts added each period offset by non-

renewals of any maintenance contracts or ASP subscriptions.

Cost of license revenues.    Cost of license revenues increased by $19,000, or 19%, to $119,000 for the three months ended September 30, 2002, from $100,000 for the three months ended September 30, 2001. The change was primarily attributable to an increase in certain annual royalty costs which increased over the prior year. In addition, the royalty costs based on unit volume remained flat during this period compared with the prior year as the result of a slight increase in the variable royalty cost per unit that was offset by a lower volume of units sold. Cost of license revenues in the future will vary in terms of absolute dollars depending upon the volume of license revenues and will increase as a percentage of license revenues as we license additional technologies from third parties.

Cost of services revenues.    Cost of services revenues decreased by $163,000, or 9%, to $1.6 million for the three months ended September 30, 2002, from $1.7 million for the three months ended September 30, 2001. The decline was primarily the result of a decrease in our internet service provider (ISP) costs due to a new vendor contract with more favorable rates and, to a lesser extent, savings in travel and employment fees. We anticipate that the cost of services revenues will increase in absolute dollars as we increase our ASP capacity over time or as we add service personnel. Since our cost of service revenues are primarily comprised of fixed and semi-fixed costs, we believe that cost of services revenues as a percentage of services revenues can be expected to vary from period to period depending on the level of service revenues generated.

Sales and marketing expenses.    Sales and marketing expenses decreased by $1.2 million, or 20%, to $4.7 million for the three months ended September 30, 2002, from $5.9 million for the three months ended September 30, 2001. The decrease was mainly attributable to a reduction in marketing programs, including advertising, trade shows, and promotional expenses and, to a lesser extent, a decrease in sales commissions and partner referral fees due to lower revenues. We expect that sales and marketing expenses will increase in absolute dollars in future periods as new marketing programs are developed to promote sales of our products and services into the real-time communication and collaboration market.

Product development expenses.    Product development expenses decreased by $416,000, or 12%, to $3.0 million for the three months ended September 30, 2002, from $3.4 million for the three months ended September 30, 2001. The decrease primarily resulted from a decrease in headcount and the related expenses as a result of the reduction of the Company’s workforce in April 2002. We expect product development expenses will increase slightly in absolute dollars in future periods as additional investments are made to further develop our products to address the real-time communication and collaboration market.

General and administrative expenses.    General and administrative expenses increased by $127,000, or 7%, to $2.0 million for the three months ended September 30, 2002, from $1.8 million for the three months ended September 30, 2001. The increase was due primarily to increases in the cost of directors and officers liability insurance and legal and audit expenses, partially offset by reduced headcount and related spending. We expect that general and administrative expenses will remain relatively constant in absolute dollars for the foreseeable future.

Compensation charge for issuance of stock options.    We incurred a charge of $153,000 for the three months ended September 30, 2002, as compared to $223,000 for the three months ended September 30, 2001, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options, which vest over periods up to five years, will result in additional compensation expense of approximately $708,000 through February 2005. The decrease was attributable to the cancellation of options upon termination of the employment of option holders.

Amortization of intangible assets.    We recognized amortization on developed technology and know-how acquired from Mindlever in April 2001 in the amount of $175,000 for the three months ended September 30, 2002. In conjunction with our acquisition of MindLever, we allocated approximately $5.9 million to goodwill, $2.1 million to developed technology and know-how and $300,000 to assembled workforce. As of January 1, 2002, in accordance with SFAS No. 142, goodwill and assembled workforce were no longer amortized. Instead, these assets will be reviewed for impairment on December 1, 2002. The independent valuation we used to perform the impairment analysis is based on weighing two factors: the net present value of the cash flows estimated to be produced by our assets over their useful lives, and our market value based on the trading price of our common stock. Because the valuation is based in part on the trading price of our common stock, fluctuations in the trading price could lead to a conclusion that the fair value of the Company as a whole is less than our net book value. This conclusion would, in turn, require us to take the second step of measuring the fair value of our goodwill asset against its carrying value, and recognizing a loss in the amount by which the carrying value exceeds the fair value. During the three months ended September 30, 2002, the market price of our common stock had declined and our market capitalization as of September 30, 2002, was less than our book value. However, we did not record an impairment charge against goodwill as we believe that the decline in our stock price is partly due to external factors such as global economic conditions, the weakness of the United States financial markets, the threat of the United States going to war and the ongoing threat of terrorist activities, and therefore, the current market price of our common stock does not fully reflect the fair value of the Company. We will continue to monitor the price of our common stock as well as other factors that could affect our impairment analysis. The independent valuation that we expect to be conducted as of December 1, 2002, may cause us to revise this judgment, and if goodwill is found to be impaired as of that date we will record an impairment charge in the amount of some or all of the approximately $5,900,000 of goodwill at September 30, 2002. The adoption of SFAS No. 142 is expected to reduce our amortization expense by approximately $1.3 million in 2002 and 2003, $1.2 million in 2004 and 2005 and $400,000 in 2006.

Interest income.    Interest income decreased by $285,000 to $178,000 for the three months ended September 30, 2002, from $463,000 for the three months ended September 30, 2001. Interest income consists primarily of interest on cash and short-term investments. The decrease resulted from lower average interest rates on invested cash and short-term investments and from a lower average cash balance.

Interest and other expense, net.    Interest and other expense, net increased by $90,000 to $130,000 for the three months ended September 30, 2002, from $40,000 for the three months ended September 30, 2001. Interest and other expense consists primarily of interest expense on our equipment line of credit and foreign exchange gains or losses. The increase resulted from foreign exchange losses incurred during the three months ended September 30, 2002 of $58,000 compared to foreign exchange gains incurred during the three months ended September 30, 2001 of $66,000.

Comparison of nine months ended September 30, 2001 and 2002

Revenues.    Total revenues decreased by $4.0 million, or 14%, to $24.1 million for the nine months ended September 30, 2002, from $28.1 million for the nine months ended September 30, 2001. The decrease was attributable to a significant decrease in license revenues offset by increased service revenues.

License revenues decreased by $9.7 million, or 46%, to $11.5 million for the nine months ended September 30, 2002, from $21.2 million for the nine months ended September 30, 2001. The decrease resulted from a decline in the average transaction value as well as the number of license transactions. Other factors also contributed to the decrease, including a weak business economic environment for software enterprise sales resulting in longer sales cycles, fewer sales to new customers and reduced productivity of our sales force.

Services revenues increased by $5.8 million, or 84%, to $12.7 million for the nine months ended September 30, 2002, from $6.9 million for the nine months ended September 30, 2001. The increase was primarily related to an increase in the number of customers under maintenance support contracts and to an increase in revenues from our ASP services. To a lesser extent, the increase was the result of an increase in consulting, hosting and education services.

Cost of license revenues.    Cost of license revenues decreased by $73,000, or 19%, to $310,000 for the nine months ended September 30, 2002, from $383,000 for the nine months ended September 30, 2001. The decrease was primarily attributable to a lower volume of license sales during the nine months ended September 30, 2002 as compared to the same period in the prior year.

Cost of service revenues.    Cost of service revenues decreased by $175,000, or 4%, to $4.8 million for the nine months ended September 30, 2002, from $4.9 million for the nine months ended September 30, 2001. The decline was the result of a decrease in ASP service costs resulting from the significant startup and support service costs incurred in the prior year to build out our ASP services capacity.

Sales and marketing expenses.    Sales and marketing expenses decreased by $3.6 million, or 19%, to $15.3 million for the nine months ended September 30, 2002, from $18.9 million for the nine months ended September 30, 2001. The decrease was mainly attributable to a reduction in marketing programs, including advertising, trade shows, and promotional expenses and, to a lesser extent, a decrease in sales commissions expense due to lower license revenues.

Product development expenses.    Product development expenses decreased by $442,000, or 5%, to $9.0 million for the nine months ended September 30, 2002, from $9.5 million for the nine months ended September 30, 2001. The decrease primarily resulted from a decrease in headcount and related expenses as a result of the reduction of our workforce in April, 2002 and from a decrease in consulting costs.

General and administrative expenses.    General and administrative expenses increased by $244,000, or 4%, to $5.9 million for the nine months ended September 30, 2002, from $5.7 million for the nine months ended September 30, 2001. The increase was due primarily to increases in the cost of our directors and officers liability insurance and in legal and audit expenses.

Compensation charge for issuance of stock options.    We incurred a charge of $580,000 for the nine months ended September 30, 2002, as compared to $670,000 for the nine months ended September 30, 2001, related to the issuance of stock options to employees and non-employees during 1999 and 2000. These options, which vest over periods up to five years, will result in additional compensation expense of approximately $708,000 through February 2005. The decrease was attributable to the cancellation of options upon termination of the employment of option holders.

Amortization of intangible assets.    We recognized amortization on developed technology and know-how acquired from Mindlever in April 2001 in the amount of $525,000 for the nine months ended September 30, 2002, compared to $823,000 for amortization of goodwill, developed technology and assembled workforce for the nine months ended September 30, 2001.

Merger transaction costs.    We incurred a charge of $1.2 million for the nine months ended September 30, 2002, related to the proposed merger of the Company and SmartForce PLC. The costs consist primarily of advisory fees, legal fees, retainer fees and other related expenses associated with the proposed merger. We do not expect to incur any further costs related to this transaction.

Restructuring charges.    We incurred charges of $439,000 for the nine months ended September 30, 2002, related to a reduction of the Company’s workforce in April, 2002. The charges consist primarily of severance payments, benefits and outplacement services. We do not expect to incur any further charges related to this restructuring.

Interest income.    Interest income decreased by $1,328,000 to $613,000 for the nine months ended September 30, 2002, from $1,941,000 for the nine months ended September 30, 2001. Interest income consists primarily of interest on cash and short-term investments. The decrease resulted from lower average interest rates on invested cash and short-term investments and from a lower average cash balance.

Interest and other expense, net.    Interest and other expense, net increased slightly by $4,000 to $232,000 for the nine months ended September 30, 2002, from $228,000 for the nine months ended September 30, 2001. Interest and other expense consists primarily of interest expense on our equipment line of credit and foreign exchange gains or losses.

Loss on sale of short-term investments.    In January, 2001, we liquidated, prior to maturity, certain short-term debt obligations of California-based utilities when their ratings dropped to below investment grade which resulted in a realized loss of approximately $772,000 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had cash and cash equivalents of $17.3 million and short-term investments of $22.8 million, a decrease of $8.1 million of cash and cash equivalents from $25.4 million at December 31, 2001, and an increase of $14,000 of short-term investments from $22.8 million as of December 31, 2001. The net combined decrease of $8.1 million for cash, cash equivalents and short-term investments resulted primarily from cash used to fund operations, including cash used of approximately $1.2 million for merger transaction costs incurred related to the proposed merger of the Company and SmartForce PLC and approximately $434,000 for restructuring charges related to a reduction of our workforce in April, 2002, and to a much smaller extent, payments on term loans. Our working capital as of September 30, 2002 was $30.5 million, compared to $42.2 million as of December 31, 2001.

Net cash used in operating activities was $7.7 million for the nine months ended

September 30, 2002, primarily the result of operating losses incurred during the period of $13.6 million, offset by a decrease in accounts receivable of $4.1 million, non-cash expenses of $3.3 million and an increase in deferred revenue of $371,000. Also contributing, to a lesser extent, to the net cash used in operating activities were decreases in accrued expenses of $717,000 and accounts payable of $296,000 and an increase in prepaid expenses of $435,000. Net cash used in operating activities was $12.6 million for the nine months ended September 30, 2001, primarily due to operating losses of $14.1 million incurred during the period, as well as an increase in accounts receivable, partially offset by non-cash expenses, including a loss on the sale of certain short-term obligations of California-based utilities, an increase in deferred revenue and a decrease in prepaid expenses. To a lesser extent, the net cash used in operating activities was the result of a decrease in accrued expenses and accounts payable.

Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2002, resulting from net sales and maturities of short-term investments, reduced by purchases of property and equipment to support operations. Net cash provided from investing activities was $6.0 million for the nine months ended September 30, 2001, resulting from net sales and maturities of short-term investments reduced by cash paid for the acquisition of Mindlever.com and purchases of property and equipment.

Net cash provided by financing activities was $446,000 for the nine months ended September 30, 2002, resulting from borrowings of $1.2 million on our line of credit and receipts from the exercise of stock options, partially offset by payments made under term loans and capital lease obligations. Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2001, resulting from net borrowings under a term loan and receipts from the exercise of stock options, partially offset by payments made under term loans and capital lease obligations.

On September 26, 2002, we amended our equipment line of credit agreement to allow for $6.25 million in borrowings, of which approximately $4.2 million was outstanding at September 30, 2002. Interest is payable monthly based on the prime rate (4.75% at September 30, 2002) plus one half of one percent. Amounts outstanding are payable in 36 equal monthly installments with the latest borrowing, payable beginning on October 1, 2002. Additionally, at September 30, 2002, we had outstanding borrowings under the original equipment line of credit of $6,000, bearing interest at the rate of prime plus 1% per annum. All borrowings are secured by substantially all of our assets. This amended line of credit requires us to maintain a minimum balance of cash, cash equivalents and short-term investments of $25 million and maintain 25% of our balance of cash and cash equivalents and short-term investments at the lenders bank. We were in compliance with our covenants under the equipment line of credit at September 30, 2002.

Capital expenditures totaled $2.8 million and $1.0 million for the nine month periods ended September 30, 2001 and 2002, respectively. Our capital expenditures consisted of operating assets to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment for $1.0 million represents the largest component of our capital expenditures. We expect capital expenditures to continue for the foreseeable future as we increase the number of customers that we provide services to under our ASP offering and expand our capacity, improve and expand our information systems and replace older and outdated computer hardware with newer equipment. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

Days sales outstanding (DSO) in the accounts receivable balance at September 30, 2002 was 60 days, a decline of 19 days compared with days sales outstanding at December 31, 2001. Days sales outstanding is calculated by taking the net ending accounts receivable balance divided by the last three months of sales multiplied by 90. The decline in the DSO reflects the higher mix of service revenues that have a lower DSO rate as the associated receivable is typically collected prior to the majority of the service revenues being recognized. To a lesser extent, the decline is the result of a lower dollar volume of sales with extended payment terms. We expect DSO to vary from quarter to quarter depending on the mix of revenues and the payment terms granted.

We expect to continue to experience growth in our capital expenditures, cost of revenues and, to a lesser extent, operating expenses, particularly sales and marketing expenses, for the foreseeable future in order to execute our business plan. We believe that our existing cash, cash equivalents and short-term investments of approximately $40.1 million will be sufficient to finance our operations through at least the next 12 months. However, thereafter, we may need to raise additional funds to support more rapid expansion of our sales force and indirect sales channels, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. Also, our amended line of credit requires us to maintain a minimum balance of $25 million in cash, cash equivalents and short-term investments. If we seek to raise additional funds, we may not be able to obtain funds on terms that are favorable or acceptable to us. If we were to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, such securities could have rights, preferences or privileges senior to our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets determined to have indefinite lives, are no longer amortized. Instead, these assets are reviewed for impairment on a periodic basis, at least annually. This statement was effective for us in the first quarter of our fiscal year ending December 31, 2002

We adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142, we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we were required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, we were required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of January 1, 2002, we ceased amortizing goodwill and reclassified assembled workforce to goodwill. We obtained a third party appraisal as of January 1, 2002 and do not believe these assets are impaired and, accordingly, the adoption of SFAS No. 142 will reduce our amortization expense by approximately $1.3 million in 2002 and 2003, $1.2 million in 2004 and 2005 and $400,000 in 2006. We will continue to review these assets for impairment on an annual basis, or when circumstances indicate that there may be an impairment.

In connection with SFAS No. 142 and its transitional goodwill impairment evaluation, we performed an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. We conducted this analysis by determing the fair value of the Company as a whole, and comparing that value to the net book value of the Company. At that time, since the fair value of the Company, as determined through an independent valuation, exceeded the net book value of the Company, we concluded that there was no indication that goodwill may have been impaired. Had the net book value of the Company exceeded the fair value, we would have been required to perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of goodwill with the carrying amount of the goodwill, both of which should be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of all our assets and liabilities in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the goodwill. Any transitional impairment loss would have been recognized as the cumulative effect of a change in accounting principle in our statement of earnings. We are required to perform this two-step evaluation annually, or more often if an indication of impairment is present. We adopted December 1, as our annual impairment measurement date. Accordingly, we intend to obtain an independent valuation of our assets as of each December 1 for the purpose of conducting this impairment measurement.

The independent valuation we used to perform the impairment analysis is based on weighing two factors: the net present value of the cash flows estimated to be produced by our assets over their useful lives, and our market value based on the trading price of our common stock. Because the valuation is based in part on the trading price of our common stock, fluctuations in the trading price could lead to a conclusion that the fair value of the Company as a whole is less than our net book value. This conclusion would, in turn, require us to take the second step of measuring the fair value of our goodwill asset against its carrying value, and recognizing a loss in the amount by which the carrying value exceeds the fair value. During the three months ended September 30, 2002, the market price of our common stock had declined and our market capitalization as of September 30, 2002 was less than our book value. However, we did not record an impairment charge against goodwill as we believe that the decline in our stock price is partly due to external factors such as global economic conditions, the weakness of the United States financial markets, the threat of the United States going to war and the ongoing threat of terrorist activities, and therefore, the current market price of our common stock does not fully reflect the fair value of the Company. We will continue to monitor the price of our common stock as well as other factors that could affect our impairment analysis. The independent valuation that we expect to be conducted as of December 1, 2002, may cause us to revise this judgment, and if goodwill is found to be impaired as of that date we will record an impairment charge in the amount of some or all of the approximately $5,900,000 of goodwill at September 30, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS No. 144 it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of this statement did not have a material impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No’s. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not believe the impact of adopting SFAS No. 145 will have a material impact on our financial statements.

In June 2002, The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe that the impact of adopting SFAS No. 146 will have any impact on our financial statements.

FACTORS THAT COULD AFFECT FUTURE RESULTS

As defined under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain “forward-looking statements” regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: estimates, assumptions and judgements relating to our critical accounting policies, our estimates of the value of the Company and our goodwill asset in connection with our impairment analysis, technological difficulties, the results of future research, uncertainty of product demand and market acceptance for our CentraOne(TM) collaboration platform, our ASP service and our other current and future products; the effect of economic conditions; quarterly fluctuations in our operating results attributable to the timing and amount of orders for our products and services; our ability to maintain our leadership position in collaborative eLearning and to successfully address opportunities in the real-time communication and collaboration arena; the impact of competitive products and pricing; our ability to manage and integrate the operation of the business of MindLever.com, Inc., acquired on April 30, 2001; and other risk factors contained in the section titled “Factors That Could Affect Future Results” beginning on page 22 of our annual report on Form 10-K for the period ended December 31, 2001. If any of these factors actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline. There is no assurance that we will be able to implement our operating plans as anticipated or achieve projected revenue and earnings goals.

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

If we pursue a future acquisition or business combination, our management could spend a significant amount of time and effort identifying and completing the transaction. If we make a future acquisition, we could issue equity securities which would dilute current stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities, incur a one-time charge, be required to amortize intangibles or some or all of the above. Also, we could spend a considerable amount of time, money and management effort pursuing a potential business combination, and then decide not to proceed with the transaction. In such an event, as in the case of our recent merger negotiations with SmartForce, we would not likely be able to recoup expenses incurred during the negotiations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets. Since a significant portion of our international sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly because our investments are in short-term instruments and our long-term debt and available line of credit require interest payments calculated at fixed and variable rates. Based on the nature and current levels of our investments and debt, however, we have concluded that we face no material market risk exposure.

For the nine months ended September 30, 2002, we incurred a foreign exchange loss of $34,000.

In January 2001, we liquidated, prior to maturity, certain short-term obligations of California-based utilities when their ratings dropped to below investment grade which resulted in a realized loss of approximately $772,000.

Our current investment policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We use a registered investment manager to place our investments in highly liquid money market accounts and government-backed securities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Item 4.    Controls and Procedures

Disclosure controls and procedures are controls and other procedures we designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required under the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer conducted a review of our disclosure controls and procedures as of a date within 90 days of the date of this report. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective. We have made no significant changes since the evaluation date to our internal controls relating to accounting and financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time Centra has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiff filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superceded by an amended complaint (“complaint”) filed in April 2002. The action, captioned In re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned In re IPO-Related Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. Centra intends to vigorously defend against the allegations, which it believes lack merit. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. Reponses to the motions to dismiss are expected from plaintiffs, but to date no response has been filed and no action has been taken by the Court. On October 9, 2002 the plaintiffs dismissed, without prejudice, the claims against the named individuals in the above-referenced action.

Patent Infringement Lawsuit

In July 2002, a complaint was filed in the United States District Court for the District of Maryland, naming as defendants Centra and seven other collaboration companies. The complaint alleged that Centra’s CentraOne, Symposium, eMeeting, and Conference products infringe the plaintiff’s patent rights, and sought injunctive relief and damages. Centra settled this matter in November 2002, and all claims against Centra have been dismissed with prejudice.

Item 2.    Changes in Securities and Use of Proceeds

(a)  In the nine months ended September 30, 2002, we granted options to purchase 1,949,625 shares of our common stock and we issued 201,136 shares of our common stock upon the exercise of employee stock options and issued 156,806 shares through purchases made under our employee stock purchase plan.

(b)  Use of Proceeds from Sales of Registered Securities

On February 8, 2000, we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on

February 3, 2000. The aggregate proceeds from the offering were $80.5 million. Our net proceeds from the offering were approximately $73.2 million. From the effective date through September 30, 2002, we used approximately $6.5 million for payments of dividends to preferred shareholders, $25.3 million to fund operations, $1.4 million for capital expenditures, $1.7 million for payment of MindLever debt, $3.3 million for the MindLever acquisition and $2.2 million to pay amounts outstanding under our loans. As of September 30, 2002, we had approximately $32.8 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in highly liquid money market accounts and government-backed securities as defined in our current investment policy.

Item 5.    Other Information

Certification Under Sarbanes-Oxley Act

Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification accompanying this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference.)

3.2
Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of Centra Software, Inc. (filed as exhibit 4.2 to our Current Report on Form 8-K filed April 22, 2002).

3.3	Amended and Restated By-Laws (filed as exhibit 3.4 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference.)

10.1	Fifth loan modification agreement dated September 26, 2002, between Centra Software, Inc. and Silicon Valley Bank.

(b)  Reports on Form 8-K

A report on Form 8-K was filed on July 16, 2002, regarding a change in the Company’s certifying accountants.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 14, 2002.

CENTRA SOFTWARE, INC.

By:	STEPHEN A. JOHNSON
Stephen A. Johnson Chief Financial Officer, Treasurer, and Secretary (duly authorized officer and principal financial and accounting officer)

FORM OF SECTION 302 CERTIFICATION FOR FORM 10-Q

I, Leon Navickas, certify that:

1.  I have reviewed this quarterly report of form 10-Q of Centra Software, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LEON NAVICKAS
Leon Navickas Chief Executive Officer

Date:  November 14, 2002

FORM OF SECTION 302 CERTIFICATION FOR FORM 10-Q

I, Stephen A. Johnson, certify that:

7.  I have reviewed this quarterly report of form 10-Q of Centra Software, Inc.;

8.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN A. JOHNSON
Stephen A. Johnson Chief Financial Officer, Treasury, Secretary

Date:  November 14, 2002

EXHIBIT INDEX

(a)  Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference.)

3.2
Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of Centra Software, Inc. (filed as exhibit 4.2 to our Current Report on Form 8-K filed April 22, 2002).

3.3	Amended and Restated By-Laws (filed as exhibit 3.4 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference.)

10.1	Fifth loan modification agreement dated September 26, 2002 between Centra Software, Inc. and Silicon Valley Bank.