Form 10-K
period 2002-12-31
CENTRA SOFTWARE INC
filed 2003-03-28
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000–27861

Centra Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04–3268918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

430 Bedford Street, Lexington, MA 02420

(Address of Principal Executive Offices)

(781) 861–7000

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of the Form 10-K    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.    Yes ☐        No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $47,623,000 as of June 30, 2002 based on the last sale price of the Common Stock as reported on the NASDAQ National Market for that date ($1.86 per share.) There were 26,097,547 shares of the registrant’s Common Stock issued and outstanding on February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrants definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2002 which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, objectives, expectations and intentions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe,” “plan,” “expect,” “anticipate,” “intend,” “seek,” “estimate,” “may,” “will,” and “continue,” or similar words are intended to identify forward-looking statements. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, including the sub-section captioned “Factors That Could Affect Future Results,” identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

AVAILABLE INFORMATION

Our Internet address is www.centra.com. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission.

PART I

ITEM 1.    BUSINESS

Centra Software, Inc., formed as a Delaware corporation in 1995, and its wholly-owned subsidiaries, are referred to throughout this report as “Centra,” “Company,” “we,” and “us” or through similar expressions. For financial information about our business, see our consolidated financial statements and the related notes thereto found in Item 8 of this report. Centra®, CentraOne™, Centra Symposium™, Centra Conference™, Centra eMeeting™, Centra Knowledge Center™, Centra Knowledge Catalog™, Centra Knowledge Composer™, Centra Speed Scheduler™ and MindLever™ are trademarks or registered trademarks of Centra Software, Inc. All other brand or product names referred to throughout this report may be trademarks or registered trademarks of their respective owners.

Company Overview

We are a leading provider of application software and services for Real-Time Enterprise Collaboration, or RTEC. Our products and services augment operational business processes to enable real-time, group-oriented human interaction over corporate networks and the Internet. These real-time, “live” group sessions can range from ad hoc, one-on-one online meetings to highly interactive collaborative learning sessions to prescheduled Web seminars for larger audiences and are key elements to business processes that include collaborative learning, Web marketing, online selling and other interactive activities. Furthermore, our products and services support content and user management around the online session to integrate more tightly with these strategic processes across the extended enterprise. Our customers use Centra to accelerate product introductions, deliver hands-on software application deployments and change-management initiatives, expand training to employees and external channel partners, and facilitate customer interaction and online selling. In addition, we offer consulting, education and support services that enable our customers to successfully implement our products throughout their organizations.

Our products are available as packaged software applications, hosted services, and on a subscription-basis through our application service provider, or ASP, offerings. Based on a common collaboration framework, our products and services support a wide range of convenient business interactions online, including real-time virtual learning, large scale Web conferences and live, interactive Web meetings. Each real-time collaboration interface includes capabilities for Voice-Over-the-Internet-Protocol, or VOIP, audio, Web-based video, software application sharing, real-time data exchange, and facilities for session recording and playback. These products and services allow organizations to increase the productivity of their members and enhance the effectiveness of knowledge transfer while reducing travel, facilities and telecommunications costs.

In April 2001, we completed the acquisition of MindLever.com, Inc., or MindLever, a privately-held provider of management systems for learning content with standards-based solutions for creating, storing, and delivering live and self-paced learning content in the form of personalized eLearning programs. As a result of this acquisition and through continuing integration efforts, Centra’s products and services for live collaboration have been expanded to include capabilities and tools for rapid content authoring and for the management of proprietary content, session recordings, and other third-party, standards-compliant content in a centralized, online content repository, providing richer workflow support for business processes. Further, to capitalize on this acquisition, we released CentraOne 6.0 in June 2002. We consider this product to be the first enterprise application software that combines real-time multimedia collaboration and blended synchronous and asynchronous knowledge delivery to meet the full range of Web conferencing and knowledge transfer needs of any organization, from Web meetings and broadcasts to training and content creation and management.

As of December 31, 2002, we licensed Centra products to 1,026 customers. Our customer base spans multiple industry segments, including financial services, pharmaceutical, government, manufacturing, higher education and telecommunications.

In January 2002, we announced plans to be acquired by SmartForce PLC, a provider of business training content and programs. During the first quarter of 2002, we devoted considerable resources and management attention to the proposed merger and the resultant intensified focus on the eLearning market. In April 2002, the acquisition was terminated by mutual consent of Centra and SmartForce PLC. Following the termination, we reestablished our original positioning as a provider of value-added application software for real-time enterprise collaboration.

Industry Background

We believe that our customer base is made up of businesses operating in a climate characterized by rapid change, a need for stronger focus on top-line results, bottom-line cost cutting, and improvements in productivity. Companies continue to seek new ways to utilize the capabilities and the universal reach of the Internet to accelerate business processes, improve productivity, create revenue-generating opportunities, leverage employee knowledge and expertise, and lower operating costs. To achieve these goals, organizations need collaborative technologies that enable them to share and exchange business-critical information with geographically distributed customers, partners, prospects and employees. To be truly effective, however, these technologies must be capable of supporting the entire business process, not simply the online session itself, and be extremely easy to use and must support the numerous ways in which people collaborate and learn, including:

•	one-to-one customer and sales interactions;

•	one-to-many seminar and presentation events;

•	many-to-many learning and interactive teamwork sessions and

•	individual, on-demand learning activities.

Many commonly known Internet-based communication tools, such as chat rooms, instant messaging, Web meetings and screen sharing, address only ad-hoc and discrete collaboration tasks, are not integrated with a common user interface or a back-end management system, and therefore, are difficult to adopt as a permanent collaboration solution for repeatable business applications. In addition, these products do not support the broad range of user and content management required by businesses for truly effective real-time collaboration workflow.

To maximize return on their software infrastructure investments for collaboration, companies require a solution that can integrate voice communication, conferencing, content sharing and group interaction with existing business tools. In addition, a complete solution must support a broad range of live, self-service, and recorded group interactions in a variety of business contexts, supported by a common collaboration framework. The solution must allow customers, partners and employees to interact from any location, regardless of whether they are on a corporate network or on a low bandwidth dial-up connection, and provide anytime, anywhere access to knowledge and information by blending live online interaction with self-paced content and recordings. A complete solution for online Web event marketing must also support processes for registration and recruitment, lead source tracking, recorded event management, and attendance follow up. Finally, underneath these important process-oriented features and functionality, a complete real-time collaboration solution must have a reliable and scalable management environment that can grow to support and integrate with e-commerce systems, enterprise computer systems, enterprise operating platforms, other enterprise software applications, and emerging Web technologies.

The Centra Solution

Our secure, scalable, standards-based application software for real-time enterprise collaboration is designed to enable effective, Web-based interaction and knowledge sharing among customers, partners and employees in a variety of business contexts. Our collaboration application software enables groups of people to quickly assemble, converse, interact, share content and work together in real time over intranets, extranets and the Internet. In 2002, we built upon our industry-leading application software, CentraOne, to develop CentraOne 6.0. We believe this product is the first integrated real-time enterprise multimedia collaboration and knowledge delivery application software capable of meeting the full range of Web conferencing and knowledge transfer needs of any organization, from Web meetings and broadcasts to training and content creation and management. Also in 2002, we released support for enhanced integration with both IBM/Lotus and Microsoft desktop calendaring tools to support easier scheduling of online sessions, further integration with teleconferencing services for those users who prefer the familiarity of a telephone handset over the use of a computer microphone or headset, and an entire collection of additional features and services to automate and expedite Web event marketing. With CentraOne 6.0, users can easily capture, manage and deliver knowledge to large audiences in a variety of highly structured or unstructured formats. Tightly integrated and available as an ASP service or licensed for on-site deployment, CentraOne 6.0 combines all of these capabilities in one application software that helps enterprises effect communication and knowledge transfer in a more agile and responsive manner while simultaneously lowering their total cost of ownership.

Strategy

Our objective is to become the leading provider of open and extensible application software for the real-time enterprise collaboration, or RTEC, market and to establish our CentraOne 6.0 application software as the standard among large, global enterprises. We believe that the potential size of this market for our products and services is approximately $6.0 billion, based on the average seat license of a typical Global 2000 enterprise customer. We intend to grow our leadership position in the collaborative learning market segment of RTEC and leverage that leadership to increase our penetration of other collaboration market segments and to broaden our usage throughout the enterprise. To achieve this objective, we are pursuing the following strategies (although we can give no assurance that these strategies will be successful or that we will be able to achieve profitability—see “Factors That Could Affect Future Results,” in Item 7):

—	Further improve our products and services.

We intend to support and expand the integration of our products so that our customers can use our products with other major enterprise applications and with their desktop email, messaging, and calendaring tools. In addition, we plan to continue our internal development of functionality that facilitates workflows around the “live” session, allowing easy customization by vertical application, and to invest in our architecture to improve scalability, security, performance, quality of service, and user management and reporting. Finally, we intend to continue to leverage existing and emerging enabling technologies from major platform vendors, taking advantage of advances in underlying infrastructure. We believe these product development initiatives are in line with the evolving requirements of organizations looking to standardize on one application software vendor for real-time collaboration for all employees globally and, as a result, will differentiate our product and services from competitive offerings making our solution the preferred choice for large organizations.

—	Establish leadership identity and market awareness in the broader RTEC market.

We intend to establish Centra as a leader in the RTEC market by 1) leveraging our existing brand recognition in the collaborative learning segment of this marketplace, 2) actively promoting new RTEC customers and 3) working with industry analysts to define the opportunity and leadership criteria for this market. We believe that the RTEC market is, as yet, comparatively unrecognized by industry analysts and business media but that it is starting to attract increasing attention. Through our efforts to define and provide solutions for the RTEC market, we believe we can attain recognition as a leader in this market.

—	Increase our investment in telesales to expand our penetration within existing accounts and to acquire new enterprise accounts.

We intend to increase our telesales organization and our online lead generation programs to penetrate new and existing accounts at the department level of large corporations. Simultaneously, we intend to focus the efforts of our field sales organization at the executive level of these corporations supported by targeted messaging and lead generation marketing programs. Our telesales organization will also sell our ASP-based services to small and medium-sized businesses. We believe that enterprise purchase decisions for real-time collaboration application software will increasingly involve senior information technology management and other corporate executives, and that a sales and marketing approach that targets both executive-level and departmental opportunities will help us increase the number of large enterprise accounts who select Centra as their corporate standard for RTEC.

—	Leverage and expand our ecosystem of alliance and channel partners.

We intend to 1) increase the number of identified sales opportunities from highly qualified strategic partner referrals, 2) penetrate medium-sized companies through regional and vertical value-added resellers, and 3) indirectly reach small and home office users through integrated partnerships with technology solution providers. We intend to maintain existing technology and marketing partnerships with learning management systems vendors in the collaborative learning market segment to fuel our ongoing leadership in this market, and we will add new partnerships with conferencing services, document management and portal systems vendors to help penetrate new application areas for real-time collaboration in online marketing, team collaboration and knowledge management. We believe that our partnership strategy is significantly enhanced over other competitors by the availability of our products as packaged software, facilitating tighter integration with partner applications. Furthermore, we believe that these relationships will enable us to increase penetration into our markets and accelerate global customer adoption of our products and services.

—	Improve and promote our extensive customer services.

We believe that a company’s decision to purchase our products is based, in part, on our ability to provide a high level of customer service, integration and implementation assistance and technical support. As the worldwide demand for our products grows, we plan to continue to invest in and enhance our customer service capabilities, including state-of-the-art training and education for our products and packaged consulting services, around the best practice methodologies for enterprise deployment and integration.

—	Evaluate strategic acquisitions.

We plan to continue to evaluate strategic opportunities and potential acquisitions that complement our strategy. These opportunities may include companies or technologies that broaden our market opportunity and enable us to expand into adjacent areas, or companies that leverage our current solutions to extend our position in our current markets.

Products

Our products provide multiple functions, including: interactive online meetings, virtual learning, and large-scale Web conferences. They provide access to users through firewalls and proxy servers, and deliver full-duplex Voice-Over-the-Internet-Protocol, or VOIP, audio, live multi-point video, fully interactive application sharing and record and playback capabilities. They are designed to function over low-bandwidth network connections through a standard browser interface that is consistent for all products and easy to use. Based upon a technological foundation employing Internet standards and Microsoft platform technologies, our products can be deployed on a single Microsoft Windows NT server and are designed to operate without any special hardware or network technologies. Our enterprise-class software products are designed to scale, as a customer’s usage requires, by adding additional servers.

CentraOne 6.0, our enterprise-class application software, is available in 13 languages (traditional Chinese, simplified Chinese, Danish, English, French, German, Greek, Italian, Iberian Portuguese, Brazilian Portuguese, Japanese, Korean and Spanish). CentraOne 6.0 consists of the following products:

Centra Symposium.    Centra Symposium is designed for virtual classrooms and highly interactive teamwork. Its real-time collaboration features include full-duplex VOIP, integrated Web-based video,

application sharing, breakout rooms, whiteboards, slide mark-up, Web touring, text chat, real-time feedback, quizzes, surveys, graded assessments, and record and playback capabilities.

Centra Conference.    Centra Conference is designed for large-scale Web events, such as online seminars and corporate communications. Integrated capabilities for both VOIP audio and traditional teleconferencing provide customers with the choice that best suits their audience, infrastructure, and budget. Additional in-session features include streaming video, application sharing, record and playback, and system administration capabilities optimized for managing large groups of attendees. Pre- and post-event management functionality, including lead source tracking, online registration and reminders, and post-event follow up, support overall automation and efficiency of the Web event process.

Centra eMeeting.    Centra eMeeting provides an easy-to-use virtual meeting facility where users can schedule, organize and run their own Web meetings with co-workers, customers, suppliers, partners, and prospects. Using Centra eMeeting, individuals can hold online business meetings with others inside or outside their corporate network, using a personal meeting room for spontaneous meetings, or using Centra’s Speed Scheduler feature to organize a meeting for a later date and time.

Centra Knowledge Center.    Centra Knowledge Center is designed to provide on-demand access to a wide variety of learning resources and activities stored in a centralized, online content repository. Its capabilities include content management, personalized learning tracks, and competency management.

Centra Knowledge Composers.    Centra Knowledge Composers are software tools designed to enable users to create interactive content, such as Microsoft PowerPoint presentations, simulations, and other collaborative learning content. These easy-to-use tools enable business professionals to create “knowledge objects” in industry standard formats and then store them in the Centra Knowledge Center content repository.

Services and Support

Professional Services

Our global professional services organization provides comprehensive customer assistance programs, including consulting, education and maintenance and support services to aid our customers in optimizing the use and experience of our products.

Consulting. We offer a wide range of consulting services to our customers to facilitate the efficient and cost-effective use of our products and services, including custom development projects, best practice audits and various product start-up packages. Our consulting organization is also responsible for assisting customers with the installation and deployment of our products and offers extended services such as on-site training.

Education. We provide education programs and courses to assist presenters, content developers, event managers, systems administrators, help-desk support professionals, implementation specialists and other professionals in the use of our products and services. We offer a comprehensive series of online courses using Centra’s products to provide knowledge and skills to successfully deploy, use and maintain our products and services. These courses focus on the technical aspects of our products, as well as business issues and processes related to collaborative learning, content creation and management, Web marketing and online business collaboration.

Maintenance and Support. Our standard maintenance and support agreement gives customers access to error corrections or bug fixes and rights to unspecified upgrades and enhancements on a when-and-if available basis, as well as related technical support. Our technical support organization helps resolve technical inquiries, is available over the Web and by telephone, e-mail and fax and provides various levels of technical support for our customers.

Hosting and ASP Services

We make our entire product line accessible to a broader set of buyers through a variety of secure, outsourced application services and hosting options. These services are designed to accommodate the needs of buyers who may require the flexibility of an outsourced service or who lack the information technology infrastructure and resources to deploy real-time collaboration solutions on-site. We use a third-party Internet Service Provider, or ISP, to provide the telecommunications, data center and ongoing monitoring of our ASP services, and we offer our ASP services on a global basis.

Sales and Marketing

Distribution

We sell our products and services both through a direct sales force and through indirect channel partners, including value-added resellers and integrated technology solution vendors. As of December 31, 2002, our sales and marketing organization consisted of 83 sales and marketing professionals located in 11 domestic and 9 international locations. Our direct sales force primarily focuses on selling our enterprise products to Global 2000 companies, large universities, government agencies, and other large organizations. We utilize direct sales teams consisting of both sales and technical professionals who work directly with potential customers to provide proposals, demonstrations and presentations designed to meet the specific needs of each customer. Our telesales organization primarily focuses on selling our ASP services and targets department-level purchasers in both the enterprise and the small and medium-sized business markets.

Augmenting the efforts of our direct sales force, Centra products and services are sold indirectly through relationships with value-added resellers. As of December 31, 2002, we had relationships with 25 resellers throughout North America, Europe, the Middle East, Asia, Brazil, South Africa and Central America, making our products and services available in 35 countries worldwide. We intend to increase our direct sales force and to authorize additional resellers to sell Centra products and services both domestically and in select international markets.

To complement our solutions, extend our reach into the real-time enterprise collaboration market and facilitate rapid integration with third-party products and services for real-time collaboration, we have identified and recruited and actively support a strategic “ecosystem” of business relationships. In the collaborative learning market segment, we have partnered with leading content developers, professional service firms, learning technology providers and online training companies. These relationships, in which our partners include companies such as Oracle, Saba, Docent, AchieveGlobal, New Horizons, Deloitte Consulting, Intellinex and EDS, are aimed at increasing market awareness of our products and helping us generate sales leads. For example, in our relationship with Deloitte Consulting, Centra products are used, if selected by the customer, to deliver live interactive training, support, implementation and consulting services to their customers in connection with their deployment of enterprise applications such as Oracle, PeopleSoft, SAP and Siebel. We have similar relationships with EDS, IBM Global Services and Hewlett Packard. These arrangements are intended to provide additional marketing resources, awareness and account access. We can give no assurance, however, that these relationships will continue or that they will produce the expected results. See “Factors That Could Affect Future Results,” in item 7.

In addition to activities aimed at advancing awareness and reach of our Centra brand, we entered into an agreement with SiteScape, a technology solution provider of asynchronous team collaboration, in which they have imbedded our products as part of their own product solutions. The agreement was entered into during the fourth quarter of 2002 and to date we have not achieved any significant revenues from this relationship. We may, in the future, pursue other imbedded arrangements with other technology solution providers in complementary application areas such as portals, document management and customer relationship management. We can give no assurance, however, that this will prove successful or help us increase revenues. See “Factors That Could Affect Future Results,” in item 7.

Pricing

Our products and services are divided into four major categories for pricing purposes:

•	licenses for our software products;

•	maintenance and support services related to those licenses;

•	consulting, training and education services for assistance with integration and implementation and

•	hosting and ASP service offerings.

We license our software under a variety of pricing models to support the business needs of different types of customers, including perpetual named-user licenses, perpetual concurrent-user licenses and time-limited or subscription-based licenses. Customers who license our enterprise application software typically purchase renewable maintenance and support contracts that provide telephone support, error corrections or bug fixes and rights to unspecified upgrades and enhancements on a when-and-if available basis over a stated term, usually a 12-month period. Maintenance is priced as a percentage of the license fees. We also offer consulting, training and education services to our customers, primarily on a time-and-materials basis, but also, for education, on a course subscription or per-course basis. In addition, we offer hosting services for customers under hosting agreements, with terms typically ranging from 6-12 months, to outsource the administration and infrastructure necessary to operate our enterprise application software. The hosting fees include a monthly service fee in addition to license fees for the software. We offer many of our licensed products as an ASP service as well, with a variety of terms, including annual, semi-annual, quarterly, monthly, or hourly subscription rates or on a per event or actual usage basis to facilitate a low-entry price point for easy adoption. Prices for a complete system vary based upon the number of system users and servers, and the level of use.

Marketing

We focus our marketing efforts on creating general awareness of the capabilities of our products and services in the RTEC market. We also focus on generating specific interest among business executives considering enterprise-level real-time collaboration solutions, as well as individual and departmental users we consider suitable for the Centra ASP service. We engage in a broad range of marketing activities, including sponsoring seminars for prospective customers, exhibiting at targeted conferences for the technology and investment communities, and deploying paper and e-mail-based awareness and lead generation activities. We maintain an active public relations program through which we issue press releases that highlight major customer additions, strategic partnerships and new product releases. We develop relationships with industry analysts and promote coverage of the Company in the trade and business press. We devote resources to our Web site to provide product and company information, as well as customer profiles. We continue to enhance our Web site with features, including online presentations, seminar content and customer application success stories. Our product marketing programs are aimed at informing customers of the capabilities and benefits of our products and increasing the demand for such products across major industry segments. We plan to continue to devote significant resources to marketing our products and the Centra brand. Our marketing organization works closely with our customers and direct sales organization to manage the lead process and to capture, organize and prioritize customer feedback to help guide our product development efforts.

Customers

As of December 31, 2002, we had approximately three million end-users in 1,026 distinct customer organizations worldwide, across many industry sectors. Our customers include APL, Cadbury Schweppes, Century 21, Cingular, Domino’s Pizza, EMC Corporation, Federal Bureau of Prisons, First Union, Grant Thornton, McKesson, Nationwide Insurance, Nikko Securities, Oracle, Stanford University, Shell, Sysco, University of Tennessee, U.S. Internal Revenue Service, and Viacom. Customers outside of the United States represented approximately 21% of our revenues in 2002.

We operate as a single business segment. Our total revenues from customers in the years ended December 31, 2000, 2001 and 2002 were $23.0 million, $39.1 million and $33.4 million, respectively. No single customer, including direct end-users or resellers, accounted for more than 10% of our total revenues during the years ended December 31, 2000, 2001 or 2002.

Competition

The market for real-time enterprise collaboration solutions is immature, competitive, evolving and subject to rapid technological change. We expect that the intensity of our competition will increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business. We believe that our ability to compete depends on many factors both within and beyond our control, including: 1) the performance, reliability, features, price and ease of use of our products as compared to those of our competitors; 2) our ability to secure and maintain key strategic relationships; 3) our ability to expand our sales operations and partner channels; and 4) the timing and market acceptance of new products and enhancements to existing products developed by us and our competitors.

Competitors vary in size and in the scope and breadth of the products and services offered. These include suppliers addressing sub-segments of our overall target market with products and services for virtual classrooms, Web conferences, Web meetings, content management and creation, and related offerings. Our primary competitors include WebEx, PlaceWare (which recently announced its plan to be acquired by Microsoft), and the Lotus division of IBM. We believe that we have a stronger product offering because our products can be delivered in two ways: deployed at a customer’s premises or on its network as a packaged software application, or delivered by Centra as an ASP or hosted service utilizing our network. Also, our products are extensible, with an open application program interface, so that they can be integrated with various software applications, operating platforms and software tools. We do not believe that our competitors typically offer the variety of deployment options or the breadth of integration with other software assets of the customer that we do. As a result, we believe we can offer our customers more flexibility and options around security, pricing and integration than our primary competitors. In addition to the companies named above, there are a number of other real-time collaboration software and service companies that compete with parts of or all of our real-time enterprise offerings, such as Raindance, Latitude, Horizon Live, EDT, Genesys and Interwise. We believe that we are able to compete favorably against these companies because they provide products or services that are less complete than ours.

Some of our competitors have longer operating histories, and greater financial, technical, marketing and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential customers. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may in the future establish cooperative selling relationships among themselves or with third parties, or expand their offerings through the acquisition of and/or merger with other current or potential competitors, to increase the distribution of their products to the marketplace and to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We believe that our principal competitive advantages in the broader market for real-time enterprise collaboration include:

•	a significant base of reference customers;

•	the breadth and depth of our products;

•	our experience in addressing enterprise-level collaboration needs;

•	the global reach of our distribution channels;

•	product quality and reliability;

•	customer and professional services quality;

•	core technology and

•	product features and price.

Although we believe that our solution competes favorably with respect to these factors, our market is relatively new and is developing rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, technical and other resources. See “Factors That Could Affect Future Results—We face significant competition from other technology companies and we may not be able to compete effectively,” in Item 7.

Product Development

The market for real-time enterprise collaboration, or RTEC, products is characterized by rapid technological change, evolving customer requirements, frequent new product introductions and enhancements, and emerging industry standards. We devote significant time and resources to analyzing and responding to changes in the industry, such as changes in operating systems, application software, security standards, and networking software, that have an impact on evolving customer requirements.

Our RTEC products and services must compete on the basis of reliability, scalability, security, ease of use and ease and flexibility of administration. We have made, and expect to continue to make, a substantial investment in research and development to enhance our products, stay abreast of advances in collaboration technology, network infrastructure and user administration, and respond to evolving customer needs. In the years ended December 31, 2000, 2001 and 2002, we spent approximately $8.5 million, $12.5 million, and $12.0 million (exclusive of approximately $2.2 million of non-recurring acquired in-process research and development in connection with the acquisition of MindLever in April 2001), respectively, on product development or 37%, 32%, and 36%, respectively, of total revenues. We intend to continue our product development efforts for our current products, as well as for next generation products for new markets.

We believe the future success of the Company depends largely on our ability to enhance and broaden our existing product lines to meet the evolving needs of the market. There can be no assurance that we will be able to respond effectively to technological changes or new industry standards or developments. Our operating results and business could be adversely affected if we were to incur significant delays or be unsuccessful in developing new products or enhancing our existing products, or if any such enhancements or new products do not gain market acceptance. In addition, a number of factors may cause variations in our future operating results, including the timing of our product introductions and enhancements or those of our competitors, market acceptance of new products, or the delay of customer orders for existing products because of anticipation of the availability of new products. We believe that our ability to attract, as needed, and to retain a technically skilled development team is also critical to our future success.

Proprietary Rights

Our success and ability to compete are dependent, to a significant degree, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We regard certain aspects of our products and documentation as proprietary and we rely on a combination of patent, trademark, trade secret and copyright laws and licenses and contractual restrictions to protect our proprietary rights. These legal protections afford only limited protection for our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements that restrict use of the software by our customers. Finally, we seek to limit disclosure of our intellectual property by requiring employees, consultants and customers with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We believe, however, that in the market for RTEC products and services, factors such as the technological and creative skills of our personnel and our ability to develop new products and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

We have filed a patent application with the United States Patent and Trademark Office for two inventions embodied in the software products that we have developed and that may be useful in the field of real-time enterprise collaboration. There can be no assurance, though, that this application will result in an issued patent.

Our products are generally licensed to end-users on a “right-to-use” basis pursuant to a license that restricts the use of the products for the customer’s internal business purposes. We also rely on “click wrap” licenses, which include a notice informing the end-user that, by downloading the product, the end-user agrees to be bound by the license agreement displayed on the customer’s computer screen. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software exists, it can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could be costly and divert resources and could have a material adverse effect on our business, operating results and financial condition; even if we prevailed in such litigation. We can give no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. Any failure by us to protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.

There can be no assurance that other parties will not claim that our current or future products infringes their rights in the intellectual property. We expect that developers of enterprise applications will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into terms marginally acceptable to us. A successful infringement claim against us, and our failure or inability to license the infringed rights or develop license technology with comparable functionality, could have a material adverse effect on our business, financial condition and operating results. In July 2002, we were sued in federal court in the District of Maryland on a claim that we infringed the plaintiff’s patent rights. We settled this matter and the claim against us was dismissed with prejudice. See Item 3, “Legal Proceedings.”

We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. We believe, however, there are alternative sources for such technology. If we are unable to maintain licenses to the third-party software included in our products, distribution of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. This delay could materially adversely affect our business, operating results and financial condition.

Employees

As of December 31, 2002, we employed a total of 268 full-time employees, including 92 in product development, 83 in sales and marketing, 61 in services and support and 32 in general and administration. As of December 31, 2002, a total of 237 employees were located in the United States and 31 were located outside of the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good. Our future success will depend in part on our ability to attract, retain, and motivate highly qualified technical and management personnel for whom competition is intense.

ITEM 2.    PROPERTIES

The Company’s current headquarters consist of a leased office suite located at 430 Bedford Street in Lexington, Massachusetts. We occupy approximately 49,000 square feet of space at that location under a lease that expires in June 2005. In addition, we lease approximately 30,000 square feet of space in Morrisville, North

Carolina, primarily as a product development facility, under a lease that expires in May 2005, approximately 5,000 square feet of space in Duluth, Georgia as a technical support facility under a lease that expires in January 2004 and approximately 1,500 square feet in Maidenhead, England as headquarters for our European, Middle East and African field operations. These facilities are expected to meet our needs through at least December 31, 2003.

To support our field sales and consulting staff, we also lease office space domestically in the metropolitan areas of Atlanta, Chicago, Dallas, Los Angeles, New York, Philadelphia, San Francisco, Seattle and Washington, D.C. and, internationally, in Sydney, Australia; Toronto, Canada; Copenhagen, Denmark; Paris, France; Tokyo, Japan; Singapore; and Basel, Switzerland. Each of these offices, generally, is leased under an agreement with a remaining term of 12 months or less.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Except for the lawsuits identified below in this section, we are not presently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our results of operations or financial position.

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiff filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superceded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. Centra intends to vigorously defend against the allegations, which it believes lack merit.

Patent Infringement Lawsuit

In July 2002, a complaint was filed in the United States District Court for the District of Maryland, naming as defendants Centra and seven other collaboration companies. The complaint alleged that certain of our products infringed upon the plaintiff’s patent rights, and the plaintiff sought injunctive relief and damages. Centra settled this matter in November 2002, and all claims against Centra were dismissed with prejudice.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET	FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol “CTRA.” The following table sets forth, for the periods indicated, the range of high and low prices per share of our common stock as reported on the NASDAQ National Market during each of the quarters indicated.

	Price Range of Common Stock
	High	Low
2001 Year:
First Quarter ended March 31, 2001	$8.69	$3.94
Second Quarter ended June 30, 2001	$17.00	$5.50
Third Quarter ended September 30, 2001	$17.14	$7.61
Fourth Quarter ended December 31, 2001	$10.70	$4.51

	High	Low
2002 Year:
First Quarter ended March 31, 2002	$8.90	$4.20
Second Quarter ended June 30, 2002	$5.05	$1.75
Third Quarter ended September 30, 2002	$2.23	$1.15
Fourth Quarter ended December 31, 2002	$1.38	$0.78

As of February 28, 2003, there were approximately 236 holders of record of our common stock. This number does not include stockholders for whom shares are held in a nominee or “street” name of which we believe there are a substantial number.

We have never declared or paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

In February 2000, we completed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (File No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. Our net proceeds from the offering were approximately $73.2 million. From the effective date through December 31, 2002, we used approximately $6.5 million for payments of dividends to preferred shareholders, $27.3 million to fund operations, $1.4 million for capital expenditures, $5.0 million for the MindLever acquisition and satisfaction of related debt and $2.6 million to pay amounts outstanding under term loans. As of December 31, 2002, we had approximately $30.4 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds in high-quality, short-term investments, consisting primarily of obligations of the U.S. Treasury and U.S. government-backed agencies.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended December 31,
	1998	1999	2000	2001(2)	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$3,356	$7,017	$18,697	$28,815	$15,967
Services	870	1,578	4,276	10,302	17,433

Total revenues	4,226	8,595	22,973	39,117	33,400

Cost of revenues:
License	185	173	314	505	434
Amortization of acquired developed technology	—	—	—	467	700
Services (1)	919	1,543	3,381	6,552	6,368

Total cost of revenues	1,104	1,716	3,695	7,524	7,502

Gross profit	3,122	6,879	19,278	31,593	25,898

Operating expenses:
Sales and marketing (1)	5,066	8,040	22,563	25,481	20,662
Product development (1)	3,078	4,594	8,481	12,516	11,989
General and administrative (1)	1,442	2,440	4,977	7,418	7,843
Compensation charge for issuance of stock options	—	736	925	887	752
Acquired in-process research and development	—	—	—	2,200	—
Amortization of goodwill	—	—	—	783	—
Amortization of other intangible assets	—	—	—	66	—
Impairment of goodwill	—	—	—	—	5,885
Merger transaction costs	—	—	—	—	1,238
Restructuring charge	—	—	—	—	439

Total operating expenses	9,586	15,810	36,946	49,351	48,808

Operating loss	(6,464)	(8,931)	(17,668)	(17,758)	(22,910)
Other income, net	211	308	3,810	1,076	440

Net loss	(6,253)	(8,623)	(13,858)	(16,682)	(22,470)
Accretion of discount on preferred stock	506	507	649	—	—

Net loss attributable to common stockholders	$(6,759)	$(9,130)	$(14,507)	$(16,682)	$(22,470)

Basic and diluted net loss per common share	$(1.16)	$(1.39)	$(0.67)	$(0.68)	$(0.88)

Weighted average common shares outstanding, basic and diluted	5,845	6,588	21,781	24,449	25,601

Pro forma basic and diluted net loss per common share (3)		$(0.64)	$(0.64)

Pro forma weighted average common shares outstanding, basic and diluted (3)		15,281	22,608

1)	Excludes compensation charge for issuance of stock options, which is presented in the aggregate in a single line item below. See Note 2 to consolidated statements of operations.
2)	Includes the impact of the acquisition of MindLever from the date of acquisition in April 2001.
3)	Pro forma basic and diluted net loss per common share includes accretion of $649 based on the assumption that the full amount of the discount is expensed at conversion.

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,979	$7,878	$65,187	$48,183	$38,244
Working capital	1,541	5,828	59,927	42,188	28,127
Goodwill and other intangible assets, net	—	—	—	6,955	933
Total assets	4,753	13,296	75,064	70,977	51,424
Term loans, net of current maturities	530	376	1,894	2,631	2,027
Redeemable convertible preferred stock	18,498	32,480	—	—	—
Total stockholders’ equity (deficit)	(16,672)	(24,787)	61,874	51,347	30,490

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” appearing in Item 6 of this report and our consolidated financial statements and notes thereto appearing under Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, as described under “Special Note Regarding Forward-Looking Information” above Item 1 of this report.

Overview

Centra is a leading provider of software and services for the real-time enterprise collaboration, or RTEC, market. Our products and services enable real-time, group-oriented human interaction and content management over corporate networks and the Internet. Furthermore, our products and services are designed to enhance strategic business processes across the extended enterprise through the added convenience, speed, and cost-savings of “live” online activity. Our customers use the products to accelerate product introductions, deliver hands-on software application deployments and change-management initiatives, expand employee and partner training, and facilitate customer interaction and online selling. In addition, we support our customers’ deployments through other revenue-generating activities, such as priced programs for online education and the delivery of collaborative services on the Web. We also offer various levels of consulting and support services that enable customers to successfully implement our products in their organizations.

Our products are available as packaged software applications, hosted services, and on a subscription basis through application service provider, or ASP, offerings. Our products and services support a range of convenient business interactions online, including real-time virtual learning, large-scale Web conferences, and interactive Web meetings. Each real-time collaboration interface includes capabilities for VOIP audio conferencing, application sharing, real-time data exchange, shared workspaces, and facilities for session recording and playback. These products and services allow organizations to increase the productivity of their members and enhance the effectiveness of knowledge transfer while reducing travel, facilities, and telecommunications costs.

On April 30, 2001, we acquired MindLever.com, Inc., a North Carolina corporation and a provider of management systems for learning content, for $2.9 million in cash and 509,745 shares of common stock valued at approximately $3.8 million, plus acquisition costs of approximately $512,000, for a total purchase price of approximately $7.2 million. As a result of the acquisition, MindLever became a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of MindLever have been included in our results of operations from the date of acquisition. Subsequently, during the quarter ended December 31, 2002, we recorded a charge of $5.9 million classified as an impairment charge in the accompanying consolidated statements of operations, to write down the remaining goodwill to its implied fair value of zero.

We sell our products and services primarily through a direct sales force and through relationships with indirect channel partners, including value-added resellers and learning technology providers. We have established direct sales and service operations for Europe, with headquarters in the United Kingdom, and for Australia, based in Sydney. In addition, we have 25 value-added resellers throughout North America, Europe, the Middle East, Asia, Brazil, South Africa and Central America. Revenues from sales outside of the United States were $2,767,000, $10,045,000 and $6,888,000, or 12%, 26% and 21% of total revenues, for 2000, 2001 and 2002, respectively. Since 1999, we have invested in the infrastructure necessary to expand our global operations, including the formation and staffing of our European subsidiaries and our Asian and Australian operations. We expect to continue to invest in our international operations as we expand our international indirect channels and our ASP service operations abroad to increase worldwide market share. While weak global economic conditions for enterprise software has negatively impacted international revenues in 2002, we continue to anticipate that revenues derived from outside the United States will increase both in terms of percentage of revenues and absolute dollars in the future.

Our cost of license revenues includes royalties due to third parties for technology included in our products, as well as the cost of product documentation, media used to deliver our products, and fulfillment. Amortization of acquired developed technology represents the amortization, over a three-year period, of the valuation of the developed technology and know-how acquired in connection with our April 2001 acquisition of MindLever. Our cost of service revenues includes (1) salaries and related expenses for our consulting, education, technical support and hosted and ASP services organizations, (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing our services, and (3) direct costs related to our hosting and ASP service offerings.

Our operating expenses are classified into seven general categories: sales and marketing, product development, general and administrative, compensation charge for issuance of stock options, impairment of goodwill, merger transaction costs and restructuring charges.

•	Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel and costs associated with marketing programs, including trade shows, user group meetings and seminars, advertising, public relations activities and new product launches.

•	Product development expenses consist primarily of employee salaries and benefits, fees for outside consultants and other related costs associated with the development of new products and the enhancement of existing products, amortization of costs of third-party source code purchased, costs associated with quality assurance, testing and documentation and third-party localization costs.

•	General and administrative expenses consist primarily of salaries and other related costs for executive, financial, administrative and information technology personnel, as well as costs for auditing and accounting, legal, investor relations, liability insurance and other expenses associated with being a public company.

•	Compensation charge for issuance of stock options represents the amortization, over the vesting period, of the difference between the exercise price of options granted to employees in 1999 and 2000 and the deemed fair market value of the options for financial reporting purposes.

•	Impairment of goodwill represents the write down of the remaining goodwill related to the MindLever transaction to its implied fair value of zero.

•	Merger transaction costs represent legal and investment advisor costs that were incurred related to the proposed merger between Centra and SmartForce PLC. The proposed merger was terminated as of April 2, 2002.

•	Restructuring charges represent the charges that were incurred related to a reduction in the Company’s workforce in April 2002.

In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

Our previously outstanding series A and series B preferred stock had participation rights that allowed holders to receive a premium equal to 150% of their original investment upon redemption, liquidation or automatic conversion of the preferred stock into common stock. For financial reporting purposes, we discounted the value of series A and series B preferred stock by the value of these participation rights. Prior to February 2000, we had been increasing the carrying value of the series A and series B preferred stock for the liquidation premium and participation discount through charges to stockholders’ deficit over the redemption period. This increase is also reflected in the accretion of discount on preferred stock in our consolidated statements of operations. Upon the automatic conversion of the series A and series B preferred stock into common stock in February 2000, $649,000 in unamortized liquidation premium and participation discount on the series A and series B preferred stock was accreted.

We have experienced substantial losses in each fiscal period since our inception. As of December 31, 2002, we had an accumulated deficit of $80.2 million. These losses and our accumulated deficit have resulted from our lack of substantial revenues, as well as the significant costs incurred in the development of our products and services and in the establishment of our hosted and ASP services infrastructure which have been only partially offset by our revenues to date. We expect to maintain the same level or slightly increase our expenditures in all areas in order to execute our business plan to expand our ecosystem of alliance and channel partners, to increase our telesales organization and to further develop and improve our products and services and re-align our marketing programs to address the real-time enterprise collaboration market.

Although we have experienced revenue growth in the past, revenues for 2002 declined from the previous year and our net loss continued. We may not be able to increase our revenues again or attain profitability and, if we do achieve profitability, we may not be able to sustain profitability for any future periods. Accordingly, we expect to incur additional losses during 2003. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely upon them as an indication of our future financial performance. See “Factors That Could Affect Future Results,” in Item 7.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition and the valuation of long-lived assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 1 to the consolidated financial statements contains a discussion of our significant accounting policies. Management believes that the following critical accounting policies most significantly affect the portrayal of our financial condition and require management’s most difficult and subjective judgments:

Revenue Recognition

The recognition of revenue is a key component of our results of operations and the timing of when revenue is recognized determines the timing of certain costs and expenses, such as royalties and commissions. In measuring revenues, the Company follows the specific guidelines of the American Institute of Certified Public

Accountants Statement of Position (SOP) 97-2 Software Revenue Recognition, and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and related authoritative literature.

We derive substantially all of our revenues from the sale of software licenses, post-contract support (maintenance), ASP services and other services. Maintenance includes telephone support, error correction or bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Other services include training, education, basic implementation assistance to meet specific customer needs, and the hosting of our products. We execute contracts that govern the terms and conditions of each software license, maintenance and support and other services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could affect the timing and amount of revenue and cost recognized and thus affect our results of operations and financial condition.

We generally license our software products on a perpetual basis. We apply the provisions of SOP 97-2, as amended by SOP 98-9 to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales to end-users. License sales to distributors or to a value-added reseller is recognized when an end-user customer has been identified and all other revenue recognition criteria above have been met. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. We do not offer a right of return on our products.

For all sales, we use either a binding purchase order or a signed license agreement as evidence of an arrangement. For arrangements with multiple elements (for example, the sale of a product license in connection with the sale of maintenance and support, training and consulting services to be delivered separately from the licenses), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement that is equivalent to the fair value of the undelivered elements and we recognize the remaining amount at the time of the sale. We base our estimates of fair values for ongoing maintenance and support obligations on separate sales of renewals of maintenance contracts. We base our fair value of services, such as training or consulting, on separate sales of these services to other customers.

At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. Billings to customers are generally due within 30 to 90 days. However, we have offered extended payment terms greater than 90 days but equal to or less than 180 days to certain customers, for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into larger scale license arrangements with us. We believe that we have sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time license revenue is recognized. In addition, we assess whether collection is probable or not based on the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s SEC filings. Creditworthiness for follow-on transactions is assessed through a review of the transaction history with the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

We recognize revenues for maintenance and support and for hosting services ratably on a straight-line basis over the term of the respective periods during which the maintenance and support or hosting services are provided. Revenues from ASP start-up fees are recognized over the contract period or estimated life of the ASP relationship, whichever is greater. Revenues related to ASP services are recognized on a straight-line basis over the period during which the ASP services are provided, or on an as-used basis if so defined in the contract. Revenues from consulting and training services, because such services are not considered essential to the functionality of the products (they do not alter the product capabilities or require specialized skills and may be performed by the customer or other vendor), are recognized either as the services are performed, ratably over a subscription period or upon completing a project milestone if defined in the agreement. Also, in instances where we host a customer’s purchased software on our server and network, we also provide the customer a copy of the software in addition to the copy we keep on our server, and recognize the license revenue as discussed above in accordance with Emerging Issues Task Force (EITF) 00-3, Application of SOP 97-2 to Arrangements that Include the Rights to Use Software Stored on Another Entity’s Hardware.

We record as deferred revenues any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of maintenance and support, ASP and hosting services, and consulting and education services.

Accounts Receivable Valuation and Reserves

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and on our history of write-offs of accounts receivable. While we believe the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances would be required and bad debt expense would increase by the amount we increased the allowances. In addition to the allowance for uncollectible amounts, we also provide an allowance for sales returns based on historical return rates. If we were to experience return rates exceeding those provided for, an additional allowance for sales returns would be required, our total revenues would be reduced and our loss increased by the amount we increased the allowances.

Short-Term Investments

Investments, which primarily consist of debt securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Pursuant to the provisions of SFAS No. 115, the Company has classified its investment portfolio as “held to maturity.” Held to maturity securities are debt securities that the Company intends to hold to maturity and are recorded at amortized cost, which approximates fair market value. As of December 31, 2002, all of the Company’s investments have been classified as held to maturity.

In January 2001, we liquidated, prior to maturity, investments in certain short-term debt obligations of California-based utilities when their ratings dropped to below investment grade. This resulted in a realized loss of approximately $772,000.

Valuation of Long-Lived and Intangible Assets and Goodwill

Effective January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses shall be recognized in operations.

The acquisition of MindLever on April 30, 2001 was accounted for in accordance with Accounting Principles Board (APB) Opinion No. 16. We applied the transition provisions of SFAS No. 141 and SFAS No. 142 during the first quarter of 2002 without a material impact on our financial position or results of operations. Under SFAS No. 142, we no longer amortize goodwill but instead review it at least annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We adopted our fourth quarter for our annual impairment analysis.

Accordingly, we obtained an independent valuation during the fourth quarter of 2002 for the purpose of conducting this impairment assessment.

We utilized a two-step approach to test for impairment. First we tested for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since the Company operates as a single reporting unit, we determined that a combination of the market value of the Company and the net present value of the cash flows estimated to be produced by our assets over their useful lives represents an approximation of the Company’s fair value as of December 2002. Furthermore, we determined that under this method, the fair value of the Company as of our December 2002 annual measurement was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. In this second step, we calculated the implied fair value of the goodwill by allocating the fair value among all of our assets and liabilities as if the Company had been acquired in a business combination. The excess, if any, of the fair value over the amounts assigned to its assets and liabilities would be the implied fair value of goodwill. We allocated the entire fair value of the Company among our assets and liabilities other than goodwill and, therefore, concluded that the implied fair value of goodwill was zero. Accordingly, we recorded a charge of $5.9 million, or the entire carrying amount of goodwill, in the fourth quarter of 2002. We classified this charge as an impairment charge in our consolidated statements of operations.

We review the valuation of long-lived assets, including property and equipment and acquired capitalized software costs, under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Under these provisions, we are required to assess the recoverability of long-lived assets and acquired capitalized software costs whenever events and circumstances indicate that the carrying value may not be recoverable at the end of each reporting period. Factors we consider important that could trigger an impairment review of long-lived assets include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period and

•	our market capitalization relative to net book value.

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, we then evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If so, we would then measure an impairment as the amount by which the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or through an independent appraisal of individual assets. In accordance with SFAS No. 86, when we determine that the carrying value of our acquired capitalized software costs may not be recoverable, we evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. Changes in judgments on any of these factors could impact the value of the asset being evaluated.

We adopted SFAS No. 144 during the first quarter of fiscal year 2002, without a material impact on our financial position or results of operations.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves our estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $29.1 million as of December 31, 2002, due to uncertainties related to our ability to utilize any of our deferred tax assets, primarily consisting of certain net operating losses and tax credits carried forward before they expire. The valuation allowance is based on our estimates of taxable income by the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Stock-Based Compensation

Centra’s stock option program is a broad-based, long-term retention program that is intended to contribute to the success of the Company by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options are granted to employees when they first join the Company and typically on an annual basis thereafter. Stock options are also granted when there is a significant change in an employee’s responsibilities and, occasionally, to achieve equity within a peer group. The compensation committee of the Board of Directors may, however, grant additional options to executive officers and key employees for other reasons. Under the stock option plans, the participants may be granted options to purchase shares of Centra stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under these plans generally are granted at fair market value at the date of grant, become exercisable at varying rates, generally over four years and expire 10 years from the date of grant.

All stock option grants are reviewed and approved by the compensation committee of the Board of Directors. All members of the compensation committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ National Market. See the “Report of the Compensation Committee” in our 2003 proxy statement for further information regarding the policies and procedures of Centra and the compensation committee regarding the granting of stock options.

At December 31, 2002, approximately 87% of our outstanding stock options had exercise prices in excess of the closing market price on that day.

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In 2002, all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Year Ended December 31,
	2000	2001	2002
	(in thousands, except per share data)
Net loss attributable to common stockholders—
As reported	$(14,507)	$(16,682)	$(22,470)
Pro forma	$(16,729)	$(22,826)	$(28,865)
Basic and diluted net loss per share—
As reported	$(0.67)	$(0.68)	$(0.88)
Pro forma	$(0.77)	$(0.93)	$(1.13)

In 2000, 2001 and 2002, we recorded a compensation charge of $925,000, $887,000 and $752,000, respectively, related to the issuance of stock options in 1999 and 2000 with an exercise price lower than the fair market value of the underlying stock on the date of grant. We have adopted SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which requires additional disclosure in our financial statements about our method of accounting for stock-based employee compensation and the effect of this method on our reported results. See “Recent Accounting Pronouncements,” in Item 7.

Results of Operations

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Year Ended December 31,
	2000	2001(2)	2002
Consolidated Statements of Operations Data:
Revenues:
License	81%	74%	48%
Services	19	26	52

Total revenues	100	100	100
Cost of revenues:
License	1	1	1
Amortization of acquired developed technology	—	1	2
Services (1)	15	17	19

Total cost of revenues	16	19	22

Gross margin	84	81	78
Operating expenses:
Sales and marketing (1)	98	65	62
Product development (1)	37	32	36
General and administrative (1)	22	19	23
Compensation charge for issuance of stock options	4	2	2
Acquired in-process research and development	—	6	—
Amortization of goodwill	—	2	—
Amortization of other intangible assets	—	—	—
Impairment of goodwill	—	—	18
Merger transaction costs	—	—	4
Restructuring charge	—	—	1

Total operating expenses	161	126	146

Operating loss	(77)	(45)	(68)
Other income, net	17	2	1

Net loss	(60)%	(43)%	(67)%

(1)	Excludes compensation charge for issuance of stock options, which is presented in the aggregate in a single line item below. See Note 2 to consolidated statements of operations.
(2)	Includes the impact of the acquisition of MindLever from the date of acquisition in April 2001.

Comparison of 2002 and 2001

Revenues. Total revenues decreased by $5.7 million, or 15%, to $33.4 million for 2002, from $39.1 million for 2001. The decrease was attributable to a significant decrease in software license revenue, partially offset by increased service revenues. Overall, we believe that revenue growth will be modest over the next couple of quarters as constraints on technology spending continue. However, we believe that the continued expansion of our distribution channels, including telesales, and with the addition of new value-added resellers and integrated technology solution providers for North America, along with the optimization of our direct field sales force, will help to drive new account acquisition and increased revenues in the future.

•	Software license revenues decreased by $12.8 million, or 45%, to $16.0 million for 2002, from $28.8 million for 2001. The decrease resulted from a decline in the average transaction value, fewer software license transactions and, to a lesser extent, a shift in customer buying patterns towards our ASP service offerings in lieu of buying perpetual licenses. External factors contributing to the decrease included a weak business economic environment in all geographic areas and reduced technology spending, which resulted in orders, particularly to new customers, being delayed, reduced in size or shifted to our ASP service offerings instead of licenses. The number of new customer software license transactions decreased from 159 in 2001 to 107 in 2002 and the average software license size of new customer transactions decreased from approximately $80,000 in 2001 to approximately $71,000 in 2002. The number of follow-on software license sales also decreased from 168 in 2001 to 143 in 2002 and the average size of follow-on software license sales decreased from approximately $75,000 in 2001 to approximately $72,000 in 2002. Although we believe some of these factors may be temporary, we cannot predict when, or if, these trends might slow or reverse in future periods.

•	Services revenues increased by $7.1 million, or 69%, to $17.4 million for 2002, from $10.3 million for 2001. The increase primarily came from an increase in the number of renewals of annual maintenance and support contracts, an increase in orders of our ASP service offerings, and an increase in consulting and, to a lesser extent, hosting services. During 2002, orders for our ASP service offerings had increased by 60% over 2001, as the result of customers preferring to purchase an ASP service because of the lower initial purchase cost and their lack of the necessary IT infrastructure or resources to deploy licenses onsite. In addition, the growth in orders for our ASP service offerings in 2002, was partly attributable to increased productivity of our telesales organization due to increased headcount and an increased focus on selling our ASP service. We expect services revenues to increase in future periods. The rate of the increase may vary from period to period, depending primarily upon the number of new ASP customers and the value of new maintenance contracts added. Any increases may be offset by non-renewals of any maintenance contracts or ASP subscriptions. Services revenues represented 52% of total revenues for 2002 compared to 26% of total revenues for 2001.

Cost of license revenues. Cost of license revenues decreased by $71,000, or 14%, to $434,000 for 2002, from $505,000 for 2001. Cost of license revenues was 3% of license revenues for 2002 and 2% of license revenues for 2001. The decrease in dollar amount was primarily attributable to a lower volume of license sales in 2002, partially offset by an increase in certain annual royalty costs over the prior year. Since a significant portion of our license costs represent royalties charged on a per unit rate of product sold, we expect that cost of license revenues will vary in the future depending upon the unit volume of products sold. However, we believe the overall cost of license revenues per unit will decline in the short term as the next version of our products to be released, expected to be available in June 2003, will exclude some third-party technologies, subject to royalties, that we include in the current version of our products.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology which is being amortized over a three year estimated useful life. Amortization of acquired developed technology increased by $233,000 to $700,000 for 2002, from $467,000 for 2001 to reflect a full year of amortization in 2002 compared with 8 months in 2001 from the date of the MindLever acquisition.

Cost of services revenues. Cost of services revenues decreased by $184,000, or 3%, to $6.4 million for 2002, from $6.6 million for 2001. We incurred substantial costs in 2001 related to start-up and support services to build out our initial ASP service capacity, some of which was carried over through 2002. Cost of services revenues was 37% of services revenues for 2002 and 64% of services revenues for 2001 reflecting the growth in service revenues for 2002 combined with a decline in the cost of services revenues for the same period. We anticipate that the cost of services revenues will increase to the extent that we continue to generate new customers and associated services revenues and continue to expand capacity of our ASP service to meet demand.

Sales and marketing expenses. Sales and marketing expenses decreased by $4.8 million, or 19%, to $20.7 million for 2002, from $25.5 million for 2001. The decrease was primarily attributable to a reduction in marketing programs, including advertising, trade shows, and promotional expenses and, to a lesser extent, a decrease in sales commissions due to lower revenues. Sales and marketing expenses were 62% of total revenues for 2002 and 65% of total revenues for 2001. In the future, we expect that sales and marketing expenses will increase in absolute dollars as new marketing programs are developed to promote sales of our products and services into the real-time enterprise collaboration market.

Product development expenses. Product development expenses decreased by $527,000, or 4%, to $12.0 million for 2002, from $12.5 million for 2001. The decrease resulted from a decline in consulting costs as we reduced our use of consultants in 2002, and shifted the work in-house to existing employees to save costs; a decrease in recruitment fees as the number of new hires for the product development organization in 2002 declined by 14 over 2001; and a policy change in 2002 to eliminate the use of employment agencies for recruitment to save costs. Product development expenses were 36% of total revenues for 2002 and 32% of total revenues for 2001. We expect product development expenses to increase slightly in future periods as we make additional investments to further develop new, and enhance existing, products to address the real-time enterprise collaboration market.

General and administrative expenses. General and administrative expenses increased by $425,000, or 6%, to $7.8 million for 2002, from $7.4 million for 2001. The increase was due primarily to increases in the cost of directors and officers liability insurance and increases in legal costs associated with the securities class action lawsuit and the settlement of a patent infringement lawsuit (see Item 3, “Legal Proceedings”). General and administrative expenses were 23% of total revenues for 2002 and 19% of total revenues for 2001. We anticipate that general and administrative expenses will increase by approximately $1.0 million in 2003 related to severance charges and recruitment costs to be incurred in connection with our announcement in January 2003 to initiate a search for a new President and Chief Executive Officer to succeed our current President and our current Chief Executive Officer. In addition, longer term, we expect our general and administrative expenses, primarily legal, audit and consulting expenses, will increase as a result of new and additional costs associated with recently enacted regulations for public companies by the U.S. government, such as the Sarbanes-Oxley Act of 2002.

Compensation charge for issuance of stock options. We incurred a charge of $752,000 or 2% of total revenues for 2002, a decrease of $135,000 from $887,000 or 2% of total revenues in 2001, related to the issuance of stock options with an exercise price lower than the fair market value on the date of grant during 1999 and 2000. These options, which vest over periods of between four and five years, will result in additional compensation expense of approximately $471,000 for periods ending subsequent to December 31, 2002. If all options vest in accordance with their original terms, we expect to incur charges of $418,000 in 2003, $23,000 in 2004 and $30,000 in 2005.

Acquired in-process research and development. In connection with the MindLever acquisition in April 2001, we recorded a charge of $2.2 million, or 30.6% of the $7.2 million in total consideration and liabilities assumed, for In-Process Research and Development costs, or IPRD. The value allocated to the project identified as IPRD was charged to operations in the second quarter of 2001.

Amortization of goodwill and other intangible assets. In connection with our acquisition of MindLever in April 2001, we allocated approximately $5.9 million to goodwill and $300,000 to other intangible assets for assembled workforce. Prior to the adoption of SFAS No. 142, goodwill and other intangible assets were amortized over their useful estimated lives of five and three years, respectively. For 2001, amortization of goodwill and assembled workforce was $783,000, and $66,000, respectively. Upon adoption of SFAS No. 142, we combined assembled workforce with goodwill and did not amortize goodwill for 2002.

Impairment charges. Impairment charges recorded in 2002 were $5.9 million. There were no impairment charges recorded in 2001. Under SFAS No. 142, goodwill is not amortized but is reviewed at least annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We adopted our fourth quarter for our annual impairment analysis. Accordingly, we obtained an independent valuation in the fourth quarter for the purpose of conducting this impairment assessment. As part of this assessment, we tested for impairment based on a two-step approach. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since the Company operates as a single reporting unit, we determined that a combination of the market value of the Company and the net present value of the cash flows estimated to be produced by our assets over their useful lives represents an approximation of its fair value as of December 2002. Furthermore, we determined that under this method, the fair value of the Company as of the December 2002 assessment date was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. In the second step, we calculated the implied fair value of the goodwill by allocating the fair value among all of our assets and liabilities as if the Company had been acquired in a business combination. The excess, if any, of the fair value over the amounts assigned to its assets and liabilities would be the implied fair value of goodwill. We allocated the entire fair value of the Company among our assets and liabilities and, therefore, concluded that the implied fair value of goodwill was zero. We have, accordingly, recorded a charge equal to the entire carrying amount of the goodwill asset, or $5.9 million, in the fourth quarter of 2002, classified as an impairment charge in our consolidated statements of operations, to write down goodwill to its implied fair value of zero.

Merger transaction costs. In 2002, we recorded a charge of $1.2 million for costs incurred related to the proposed merger with SmartForce PLC. The costs consisted primarily of advisory, legal and retainer fees. We do not expect to incur any further costs related to this transaction.

Restructuring charge. In April 2002, in light of changing market dynamics and economic factors, we reduced our workforce by approximately 10% or 30 positions, primarily in the product development group, and in the sales and services departments, both domestically and internationally. As a result of the restructuring, the Company recorded a restructuring charge in 2002 of $439,000 for the associated severance payments, benefits and outplacement services provided to the employees affected by the restructuring. The entire amount of the restructuring charge was paid in 2002 and we do not expect to incur any further charges related to this restructuring.

Interest income. Interest income decreased by $1.5 million to $750,000 for 2002, from $2.2 million for 2001. Interest income consists of interest on our cash, cash equivalents and short-term investments. The decrease was primarily attributable to declines in both the balances of, and interest rates for, cash, cash equivalents and short-term investments in 2002.

Interest and other expense. Interest expense decreased by $60,000 to $185,000 for 2002, from $245,000 for 2001. The decrease was primarily attributable to the decrease in interest on our term loans as the result of a decrease in the bank’s prime rate in 2002. Other expense decreased by $9,000 to $125,000 for 2002, from $134,000 for 2001, and represents tangible net worth taxes and the net of foreign exchange gains and losses.

Loss on sale of short-term investments. In January 2001, we liquidated, prior to maturity, certain short-term debt obligations of California-based utilities when their ratings dropped below investment grade, which resulted in a realized loss of approximately $772,000.

Comparison of 2001 and 2000

Revenues. Total revenues increased by $16.1 million, or 70%, to $39.1 million for 2001, from $23.0 million for 2000. The increase was attributable to an increase in our customer base resulting in substantial growth in both license and services revenues.

•	License revenues increased by $10.1 million, or 54%, to $28.8 million for 2001, from $18.7 million for 2000. The increase was due to the continued increase in market awareness, broader acceptance of the Centra Symposium product, expansion of our direct sales force and the leveraging of our alliance partner relationships.

•	Services revenues increased by $6.0 million, or 140%, to $10.3 million for 2001, from $4.3 million for 2000. This increase was attributable to an increase in maintenance and support, consulting and educational services as the result of our growing customer base coupled with an increase in demand for our ASP service offerings. Services revenues represented 26% of total revenues for 2001 compared to 19% of total revenues for 2000.

Cost of license revenues. Cost of license revenues increased by $191,000, or 61%, to $505,000 for 2001, from $314,000 for 2000. The increase was due to increased royalties resulting from higher sales volume of licenses in 2001. Cost of license revenues was 2% of license revenues for both 2001 and 2000.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology which is being amortized over a three year estimated useful life. Amortization of acquired developed technology was $467,000 for 2001. There was no amortization of acquired developed technology in 2000.

Cost of services revenues. Cost of services revenues increased by $3.2 million, or 94%, to $6.6 million for 2001, from $3.4 million for 2000. The increase was primarily due to costs associated with building out our ASP service capacity for increased customer growth for our ASP service offerings, as well as an increase in the number of technical support, consulting and education personnel providing services to a larger customer base from increased sales of maintenance and support contracts and services. Cost of services revenues was 64% of services revenues for 2001 and 79% of services revenues for 2000.

Sales and marketing expenses. Sales and marketing expenses increased by $2.9 million, or 13%, to $25.5 million for 2001, from $22.6 million for 2000. This increase was attributable to an increase in salaries and related expenses associated with an increase of 24 direct sales, telemarketing and sales management employees in 2001, as well as an increase in sales commissions and bonuses related to increased revenues over the previous year. Sales and marketing expenses were 65% of total revenues for 2001 and 98% of total revenues for 2000.

Product development expenses. Product development expenses increased by $4.0 million, or 48%, to $12.5 million for 2001, from $8.5 million for 2000. The increase in 2001 was primarily due to the addition of 33 employees (including 18 from the acquisition of MindLever in April, 2001). Product development expenses were 32% of total revenues for 2001 and 37% of total revenues for 2000.

General and administrative expenses. General and administrative expenses increased by $2.4 million, or 49%, to $7.4 million for 2001, from $5.0 million for 2000. The increase resulted primarily from salary and related expenses associated with the addition of 13 employees in 2001, related operational costs required to manage our growth and costs associated with being a public company. General and administrative expenses were 19% of total revenues for 2001 and 22% of total revenues for 2000.

Compensation charge for issuance of stock options. We incurred a charge of $887,000 for 2001, a decrease of $38,000 from $925,000 in 2000, related to the issuance of stock options with an exercise price lower than the fair market value on the date of grant during 1999 and 2000.

Acquired in-process research and development. In connection with the MindLever acquisition in April 2001, we recorded a charge of $2.2 million, or 30.6% of the $7.2 million in total consideration and liabilities assumed, for In-Process Research and Development costs, or IPRD. The value allocated to the project identified as IPRD was charged to operations in the second quarter of 2001.

At the acquisition date, MindLever’s major in-process project was to add numerous new functionalities, new reports, an improved user interface and additional Web capabilities to its existing eLearning product version 2.0. A portion of this technology had not yet reached technological feasibility and had no alternative uses. The technological feasibility of the in-process product is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications.

At the date of the acquisition, management estimated that completion of the project would be accomplished by the third quarter of 2001. The initial development effort commenced in December 2000. At the acquisition date, IPRD was approximately 62% complete, based on costs expended to date and estimated costs to complete the product. At the date of the acquisition, the Company expected to invest approximately $400,000 of additional development costs in this product.

The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for IPRD was the estimated weighted-average cost of capital of 35%. The resulting net cash flows to which the discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology. See Note 2 to consolidated financial statements.

Amortization of goodwill and other intangible assets. In connection with our acquisition of MindLever in April 2001, we allocated approximately $5.9 million to goodwill and $300,000 to other intangible assets for assembled workforce. Prior to the adoption of SFAS No. 142, goodwill and other intangible assets were amortized over their useful estimated lives of five and three years, respectively. For 2001, amortization of goodwill and assembled workforce was $783,000, and $66,000, respectively.

Interest income. Interest income decreased by $1.6 million to $2.2 million for 2001, from $3.9 million for 2000. Interest income consists of interest on our cash, cash equivalents and short-term investments. The decrease resulted from declines in both the balances of, and interest rates, for cash, cash equivalents and short-term investments in 2001.

Interest and other expense. Interest expense increased by $187,000 to $245,000 for 2001, from $58,000 for 2000. The increase was attributable primarily to an increase in the average balance outstanding on our term loans as the result of increased drawings under our equipment line of credit in 2001. Other expense increased by $150,000 to $134,000 for 2001, and represents net tangible worth taxes and the net of foreign exchange gains and losses.

Loss on sale of short-term investments. In January 2001, we liquidated, prior to maturity, certain short-term debt obligations of California-based utilities when their ratings dropped below investment grade which resulted in a realized loss of approximately $772,000.

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for 2001 and 2002. You should read the following table in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and it includes all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Quarter Ended,
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, unaudited)
Consolidated Statements of Operations Data:
Revenues:
License	$7,219	$7,501	$6,467	$7,628	$3,833	$4,244	$3,382	$4,508
Services	1,853	2,259	2,769	3,421	3,677	4,224	4,752	4,780

Total revenues	9,072	9,760	9,236	11,049	7,510	8,468	8,134	9,288

Cost of revenues:
License	147	137	100	121	89	102	119	124
Amortization of acquired developed technology	—	117	175	175	175	175	175	175
Services (1)	1,565	1,661	1,719	1,607	1,712	1,503	1,556	1,597

Total cost of revenues	1,712	1,915	1,994	1,903	1,976	1,780	1,850	1,896

Gross profit	7,360	7,845	7,242	9,146	5,534	6,688	6,284	7,392

Operating expenses:
Sales and marketing (1)	6,336	6,702	5,873	6,570	5,147	5,397	4,715	5,403
Product development (1)	2,635	3,428	3,418	3,035	3,123	2,915	3,002	2,949
General and administrative (1)	1,917	1,916	1,831	1,754	1,884	2,066	1,958	1,935
Compensation charge for issuance of stock options	223	223	223	218	218	209	153	172
Acquired in-process research and development	—	2,200	—	—	—	—	—	—
Amortization of goodwill and other intangible assets	—	212	319	318	—	—	—	—
Impairment of goodwill	—	—	—	—	—	—	—	5,885
Merger transaction costs	—	—	—	—	1,187	51	—	—
Restructuring charge	—	—	—	—	—	439	—	—

Total operating expenses	11,111	14,681	11,664	11,895	11,559	11,077	9,828	16,344

Operating loss	(3,751)	(6,836)	(4,422)	(2,749)	(6,025)	(4,389)	(3,544)	(8,952)
Other income, net	(47)	565	423	135	169	163	48	60

Net loss	$(3,798)	$(6,271)	$(3,999)	$(2,614)	$(5,856)	$(4,226)	$(3,496)	$(8,892)

(1)	Excludes compensation charge for issuance of stock options, which is presented in the aggregate as a single line item below. See Note 2 to consolidated statements of operations.

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

As of December 31, 2002, we had cash and cash equivalents of $25.9 million and short-term investments of $12.4 million, an increase of $467,000 of cash and cash equivalents from $25.4 million at December 31, 2001, and a decrease of $10.4 million of short-term investments from $22.8 million as of December 31, 2001. The net combined decrease of $9.9 million for cash, cash equivalents and short-term investments resulted primarily from cash used to fund operations, including cash used of approximately $1.2 million for costs incurred related to the proposed merger with SmartForce PLC and approximately $439,000 for restructuring charges associated with a reduction of our workforce in April 2002. Our working capital as of December 31, 2002 was $28.1 million, compared to $42.2 million as of December 31, 2001.

Cash used in operating activities was $9.3 million for 2002, primarily due to a net loss of $22.5 million and a decrease in accrued expenses and accounts payable of approximately $1.2 million, offset by non-cash charges for depreciation, amortization, stock-based compensation and impairment of $9.9 million, a decrease in accounts receivable of $2.3 million and an increase in deferred revenue of $2.0 million. For 2001, our operating activities had resulted in net cash outflows of $11.3 million due to a net loss of $16.7 million and an increase in accounts receivable of $5.7 million, offset by non-cash charges for depreciation, amortization, stock-based compensation and write-off of acquired technology of $6.7 million and an increase in deferred revenue of $2.9 million.

Cash provided by investing activities was $9.1 million for 2002. Investing activities for the year consisted of maturities of short-term marketable securities of $71.3 million, offset by purchases of short-term marketable securities of $60.9 million and the purchase of $1.3 million of property and equipment for support of current operations. For 2001, our investing activities had resulted in net cash outflows of $6.8 million resulting from purchases of short-term marketable securities of $50.5 million, the acquisition of MindLever for $3.3 million and the purchase of $3.0 million of property and equipment, offset by sales and maturities of short-term marketable securities of $50.2 million.

On January 29, 2001, we liquidated, prior to maturity, investments in certain short-term debt obligations of California-based electric utilities recorded as investments. As the result of the decline in fair value at the time of liquidation, Centra recorded a loss of approximately $772,000 in the year ended December 31, 2001.

Cash provided by financing activities for 2002 was $675,000, primarily related to the exercise of stock options, the issuance of shares in connection with the employee stock purchase plan and drawings under our equipment line of credit, offset by payments made on term loans related to our equipment line of credit. For 2001, cash provided by financing activities was $1.5 million, primarily related to debt assumed in the acquisition of MindLever, the exercise of stock options and issuance of shares in connection with the employee stock purchase plan and drawings under our equipment line of credit, offset by payments made on term loans related to the equipment line of credit.

Centra has an equipment line of credit/term loan facility, with a bank. On December 22, 2000, May 4, 2001 and September 26, 2002, Centra amended its equipment line of credit agreement to allow for additional borrowings of $2.0, $2.5 and $1.8 million, respectively, of which $4.0 million remains outstanding at December 31, 2002. Interest is payable monthly based on the prime rate (4.25% at December 31, 2002) plus 0.50%. Amounts outstanding are payable in 36 equal monthly installments beginning on October 1, 2001. All borrowings are secured by substantially all of Centra’s assets. The current amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and short-term investments of $25 million and to hold 25% of the Company’s cash, cash equivalents and short-term investments in operating, deposit and investment accounts at the bank. At December 31, 2002, the Company was in compliance with the covenants under the equipment line of credit and approximately $255,000 was available for borrowings under the line.

Capital expenditures totaled $1.3 million for 2002 and $3.0 million for 2001. Our capital expenditures consisted of purchases of assets to manage our internal operations and our ASP service, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to increase slightly from their levels of 2002 for the foreseeable future as we expand our ASP service infrastructure and improve and expand our internal information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

As of December 31, 2002, our primary financial commitments consisted of obligations outstanding under long-term debt, capital and operating leases and other contractual obligations.

The Company has commitments that expire at various times through 2007. Operating leases shown below are primarily for facility costs for the Company’s corporate headquarters, its product development facility and worldwide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by the Company in connection with two software royalty agreements and certain costs for the use of facilities at a third-party Internet Service Provider for our hosted and ASP service offerings.

Years Ended December 31,	Long-Term Debt	Capital Lease Obligations	Operating Leases	Other Contractual Obligations	Total
	(amounts in thousands)
2003	$1,998	$3	$1,988	$547	$4,536
2004	1,624	3	1,744	512	3,883
2005	400	—	865	211	1,476
2006	—	—	—	105	105
2007	—	—	—	105	105

Total	$4,022	$6	$4,597	$1,480	$10,105

Included in the operating lease commitments above is approximately $825,000 for excess facilities related to the acquisition of MindLever, which has been accrued in purchase accounting.

Under the terms of our standard software license contracts, we indemnify our customers for the potential liability associated with the infringement of other parties’ technology based upon our software products. There is a possibility that we could be found liable to our customers in the event that there is infringement occurring. There currently are no claims pending against us alleging that we infringe the intellectual property rights of others and, therefore, we have not accrued any amounts for the replacement or refund of any software products sold or any indemnification costs related to any infringement through December 31, 2002. In July 2002, a complaint was filed in the United States District Court for the District of Maryland naming Centra as a defendant, alleging among other things that certain of our products infringed upon the plaintiff’s patent rights, and the plaintiff sought injunctive relief and damages. We settled this matter in November 2002, and all claims against us were dismissed with prejudice. See Item 3, “Legal Proceedings.”

In January 2003, we announced a management succession plan. We have initiated a search for a new President and Chief Executive Officer to succeed our current President and our current Chief Executive Officer. In February 2003, we retained an executive recruiter to facilitate this search. We are negotiating new severance agreements with our current President and our current Chief Executive Officer to retain them during the search process and to effect an orderly transition. Under the arrangements, if the executive officer were terminated without cause, or resigned after the date on which a new chief executive officer was appointed, they would be entitled to receive their base salary, target annual bonus and certain benefits for a period of one year. We anticipate that we will incur approximately $1.0 million in costs associated with the management succession plan, including severance payments, which will be accounted for as an expense in 2003 and paid over the 12 month period following their departure.

As of December 31, 2002, we had net operating loss carryforwards of $46.9 million and research and development credit carryforwards of $1.4 million. The net operating loss and credit carryforwards expire at various dates, beginning in 2003 through 2022, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our consolidated financial statements to reflect the uncertainty of our ability to use available tax loss and tax credit carryforwards and other deferred tax assets.

Days sales outstanding, or DSO (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at December 31, 2002 was 69 days, a decline of 10 days compared to DSO as of December 31, 2001. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable and DSO may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customer’s payment cycle. We also record deferred maintenance billings as accounts receivable, and thus the timing of these billings can affect the DSO calculation. Historically, international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenue generated from international and indirect customers may increase our DSO and accounts receivable balance. Also, due to the current economic climate, we may observe an increase in the length of our customers’ payment cycle. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

In the past, we experienced a period of rapid growth that resulted in significant increases in our operating expenses. More recently, due to economic conditions beyond our control, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. We anticipate that our overall operating expenses in the immediate future will remain relatively flat or slightly increase as we continue our cost containment efforts and execute our business plan. While we anticipate that our operating expenses and capital expenditures will constitute a material use of our cash resources, we may also utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalent balances together with our short-term investments will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. However, thereafter, we may need to raise additional funds to support our operations, or acquire complementary businesses or technologies. If we seek to raise additional funds, we may not be able to obtain funds on terms that are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, the securities could have rights, preferences or privileges senior to our common stock. See “Factors That Could Affect Future Results—We may require additional funds” in this Item 7.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe that the impact of adopting SFAS No. 146 will have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations; however, we have added supplemental disclosure regarding customer indemnifications as discussed in Note 5.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position and results of operations.

Factors That Could Affect Future Results

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but are “forward-looking statements” involving risks and uncertainties. In particular, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report relating to management’s expectations concerning our future results of operations and the sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of these factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. Centra disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise.

Important factors that could cause our actual results to differ from the forward-looking statements described above include, but are not limited to, the factors outlined below.

Our period operating results may fluctuate significantly. This makes it more difficult to predict our future financial performance and increases the likelihood that our results for a particular period could fall below the expectations of investors, which could cause the price of our stock to drop rapidly and/or severely.

We have in the past experienced fluctuations in our period operating results and anticipate that such fluctuations will continue and could intensify in the future. As a result, it is likely that in one or more future quarters our results of operations will be below the expectations of public investors. This could adversely affect the price of our common stock. For example, in October 2001, we announced revenues for the quarter ended September 30, 2001 that were substantially lower than had been expected by the investment community. As a result of this announcement, the trading price of our common stock declined approximately 33% by the end of the following trading day.

Our operating results have fluctuated, and may continue to fluctuate, as a result of a number of factors, including:

•	the evolution of the market for eLearning and real-time enterprise collaboration solutions;

•	market acceptance of our products and services;

•	our success and timing in developing and introducing new products and enhancements to existing products;

•	the introduction of products and services by current and new competitors;

•	pricing policies by us or our competitors;

•	the length of our sales cycle;

•	customer buying patterns and

•	general market and economic conditions beyond the control of management.

Most of our expenses, such as employee compensation and rent, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenues in relation to our expectations could result in increased period losses.

Our success depends on the Company’s ability to identify and recruit a new CEO and President.

We are currently engaged in a search for an individual to replace our Chief Executive Officer and our President. Our future success depends to a significant degree on our senior management team and our ability to identify and recruit an individual with sufficient qualifications and capabilities to replace these officers. A change in our management team or the inability of our officers and key employees to work effectively as a team could have a material adverse effect on our business, operating results and financial condition.

We have incurred substantial losses in the past and may not achieve profitability in the future.

Since we began operations, we have incurred substantial net losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may fall. We had net losses of $13.9 million in 2000, $16.7 million in 2001 and $22.5 million in 2002. As a result of ongoing operating losses, we had an accumulated deficit of $80.2 million at December 31, 2002. We expect to continue to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to attain profitability.

The length of our sales cycle makes it difficult to predict our quarterly operating results.

We have a long sales cycle because we generally need to educate potential customers regarding the benefits of our eLearning and real-time enterprise collaboration products and services before they will commit to the purchase of our products. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with the customer in the past. Both new and existing customers frequently need to obtain approvals from multiple decision makers within their organization prior to making purchase decisions. Our sales cycle, which can range from several weeks to several quarters or more, makes it difficult to predict the period in which sales may occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

The development of the market for our real-time enterprise collaboration products and services is uncertain.

The market for real-time enterprise collaboration products and services is immature, evolving, uncertain and subject to rapid technological change. Also, we believe that general economic conditions over the past year have caused companies in our target market to be more cautious about making technology purchase decisions, which has negatively affected demand for our products and services. If the market for real-time enterprise business collaboration solutions does not grow at the rate we expect, this will have a material adverse effect on our business, our revenue growth rate, and our operating results and financial condition.

We face significant competition from other technology companies and we may not be able to compete effectively.

The market for eLearning and real-time enterprise collaboration products and services is highly competitive. We expect that our competition in this market will intensify in the future which is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our real-time enterprise collaboration solution from a variety of software and services vendors. In addition, bigger companies with more resources than we have could enter our market and either reduce our sales or require us to lower our prices, or both.

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

Our success depends on our ability to more effectively utilize our sales force and indirect distribution channels.

To increase our revenues, we must optimize our direct sales force and continue to enhance relationships with our value-added resellers, integrated technology solution partners and alliance partners, including technology, content and service providers, to leverage our indirect distribution channel. We intend to focus on improving the productivity and effectiveness of our sales organization over the next 12 months through training and focused marketing programs. However, we cannot be sure that we will be successful in training and motivating our sales staff to increase productivity or in retaining qualified sales personnel. In addition, we must effectively leverage our relationships with our indirect channel and alliance partners. Our existing, or future, indirect channel and alliance partners may choose to devote greater resources to marketing and supporting the products of other companies including our competitors. Also, we may face conflicts between our sales force and our indirect channel and alliance partners. Our inability to effectively optimize the efforts of our direct sales force and our indirect distribution channel could limit our future revenue growth and hurt our future operating results.

Our performance depends on our ability to win business and obtain follow-on sales.

Customers typically place small initial orders for our products to allow them to evaluate their performance. A key element of our business to date and our future strategy is to expand usage of our products within the customer organization to generate more significant follow-on sales. Our financial performance depends on successful initial deployments of our products that, in turn, lead to follow-on sales. If the initial deployments of our products are unsuccessful, we may be unable to obtain follow-on sales. In addition, even if initial deployments are successful, there can be no assurances that customers will choose to make follow-on purchases, which could have a material adverse effect on our ability to generate revenues.

Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of Internet-based business and services.

As commercial use of the Internet increases, federal, state and foreign agencies could enact laws or adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, such laws or regulations could limit the market for our products and services. Although they might not apply to our business directly, we expect that laws or rules regulating personal and consumer information could indirectly affect our business. It is possible that such legislation or regulation could expose companies involved in providing Internet-based services to liability, which could limit the growth of Web use generally and thereby reduce demand for our products and services. Such legislation or regulation could dampen the growth in Web usage and decrease its acceptance as a medium of communications and commerce.

Our future success will depend on our ability to enhance our existing products and services and to develop and introduce new products and services.

Our future success will depend in large part on our ability to enhance and broaden our eLearning and real-time enterprise collaboration products and services to meet the evolving needs of the market. Our market is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. To achieve our goals, we need to respond effectively to technological changes and new industry standards and developments. In the past, we have experienced delays in the introduction of new products. In addition, our product enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our products, services or information technology infrastructure to adapt to these changes, standards and developments.

We may be unable to hire and retain skilled personnel.

Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly software engineers, professional services personnel, sales and marketing personnel and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and direct sales teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

We face business risks relating to our international operations.

In addition to our North American operations, we have established sales, marketing and service operations in Europe and the Pacific Rim and we sell through distributors and resellers in a number of countries around the world. These activities require resources and management attention beyond those required for our domestic operations and subject us to additional regulatory, economic and political risks. Given our limited experience in international markets, we cannot be sure that our international operations will be successful. In addition, we face added risks in doing business internationally. These risks could reduce demand for our products and services, lower the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

•	longer payment cycles and problems in collecting accounts receivable;

•	adverse changes in trade and tax regulations;

•	the absence or significant lack of legal protection for intellectual property rights;

•	the adoption of data privacy laws or regulations;

•	selling under contracts governed by local law;

•	difficulties in managing an organization spread over several countries, including complications arising from cultural, language and time differences that may lengthen sales and implementation cycles;

•	localization of technology;

•	disruption caused by terrorist activities in various regions around the world;

•	political and economic instability and

•	currency risks, including fluctuations in exchange rates.

We rely on third-party technology to enhance our products.

We incorporate into our products software licensed from third-party software companies that enhances, enables or provides functionality for our products. Third-party software may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to maintain those license arrangements, failure of the third-party vendors to provide updates, modifications or future versions of their software or defects and errors in or infringement claims against those third-party products could delay or impair our ability to develop and sell our products.

Our success depends on our ability to protect our proprietary rights.

Our success depends to a significant degree upon the protection of our software and other proprietary technology. If we fail to protect our proprietary rights, other companies might copy our technology and introduce products or services that compete with ours, without paying us for our technology. This could have a material adverse effect on our business, operating results and financial condition. Our proprietary technology includes the Centra registered trademark, among others, and one pending U.S. patent application, which has not yet been approved. We depend upon a combination of patent and trademark laws, license agreements, non-disclosure and other contractual provisions to protect proprietary and distribution rights of our products. In addition, we attempt to protect our proprietary information and those of our vendors and partners through confidentiality and license agreements with our employees and others. Although we have taken steps to protect our proprietary technology, they may be inadequate. Existing trade secret, copyright and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

Claims by other companies that we infringe their proprietary technology could force us to redesign our products or otherwise hurt our financial condition.

If we were to discover that any of our products violated third-party proprietary rights, there can be no assurance that we would be able to reengineer the product or obtain a license on commercially reasonable terms, or at all, that would enable us to continue offering the product without substantial reengineering. Also, our sales terms state that we will indemnify our customers for any of their costs as a result of our infringement on other’s technology, if any. Such costs could be substantial. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly developing technology environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products or cause our customers to stop using our products. In July 2002, a complaint was filed in the United States District Court for the District of Maryland naming Centra as a defendant, alleging among other things that certain of our products infringed upon the plaintiff’s patent rights, and the plaintiff sought injunctive relief and damages. We settled this matter in November 2002, and all claims against Centra have been dismissed with prejudice. See Item 3, “Legal Proceedings.”

Our business could be adversely affected if our products contain errors.

Software products as complex as ours may contain undetected errors or bugs that result in product failures. From time to time we have identified errors in our products after commercial introduction of the products. While we have not been materially harmed by errors in the past, the occurrence of errors in the future could result in loss of or delay in revenues, loss of market share, diversion of product development resources, injury to our reputation or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

We could incur substantial costs resulting from product liability claims relating to our customers’ use of our products and services.

Many of the business interactions supported by our products and services are critical to our customers’ businesses. Any failure in a customer’s business interaction or other collaborative activity caused or allegedly caused by our products and services could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

Our failure to effectively manage changes in the business environment in which we operate could hurt our business.

Our failure to effectively manage changes in the business environment in which we operate could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. Historically, we experienced a period of rapid growth that placed a significant strain on all of our resources. However, in April 2002, based upon economic factors beyond our control, we implemented a reduction in workforce of 30 positions. We may experience similar changes in the future. To effectively manage changes in the business environment in which we operate we must maintain and enhance our financial and accounting systems and controls, maintain our ability to retain key personnel and integrate new personnel and manage our operations globally.

Increased utilization and costs of our technical support services may adversely affect our financial results.

Our products involve very complex technology and the failure or inability of our technical support staff to meet customer expectations in a timely manner or customer dissatisfaction with our product functionality or performance could result in loss of revenues, loss of market share, failure to achieve market acceptance, injury to our reputation, liability for service or warranty costs and claims and other increased costs. We may be unable to respond to fluctuations in customer demand for support services as well as resolve customer issues in a manner that is timely and satisfactory to them. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors.

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

Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest, particularly in real-time enterprise collaboration software companies. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our product development activities, or delay our continued rollout of new products and product versions. Any of these actions may seriously harm our business and operating results.

The market price of our common stock has been and may continue to be volatile.

Our stock price, like that of other technology companies, has been extremely volatile. The announcement of new products, services, technological innovations, customers or distribution partners by us or our competitors, quarterly variations in our operating results, changes in revenues or earnings estimates by securities analysts, speculation in the press or investment community and overall economic conditions are among the factors affecting our stock price.

In addition, the stock market in general and the market prices for technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management away from operating the business.

If we acquire another business, we may not be able to successfully integrate the technologies and/or personnel acquired and, as a result, may not realize the expected benefits of such acquisition.

In the future, we may acquire additional businesses or product lines, if management believes that doing so would complement or enhance our existing products, services and technologies or assist us in achieving growth. If we do, then we face the risk that an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations.

If we pursue a future acquisition or business combination, our management could spend a significant amount of time and effort identifying and completing the transaction. If we make a future acquisition, we could issue equity securities that would dilute current stockholders’ percentage ownership, use cash or incur substantial debt, which would reduce our financial liquidity, assume contingent liabilities, incur a one-time charge or be required to recognize goodwill, or any combination of the foregoing.

Our historical operating results may not be indicative of future performance.

Because of the foregoing factors, our operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on them as indicative of our future performance. You should also evaluate our prospects in light of the risks, expenses and difficulties commonly encountered by comparable early-stage companies in new and rapidly emerging markets. We cannot assure you that we will successfully address the risks and challenges that face us. In addition, although we have experienced significant revenue growth in the past, we cannot assure you that our revenues will continue to grow or that we will become or remain profitable in the future.

Certain provisions of our charter and of Delaware law make a takeover of our company more difficult.

Our corporate documents and Delaware law contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage, delay or prevent a change in the control of Centra or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Additionally, the Company has entered into employment and executive retention agreements with certain employees and executive officers, which, among other things, include certain severance and change of control provisions.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to foreign currency exchange rates and to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Foreign Currency

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. International sales are typically denominated in Euros, British Pounds, Australian Dollars or in U.S Dollars. Since some of our sales internationally are currently priced in U.S. Dollars, a strengthening of the Dollar could make our products less competitive in foreign markets. In the year ended December 31, 2002, the Company generated approximately 21% of its revenues outside of the United States. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets. Gains and losses resulting from foreign exchange transactions are netted and included in other expense, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. Dollar as of December 31, 2002, would not have a material impact on the Company’s results of operations for the year ended December 31, 2002.

Interest Rates

We maintain a short-term investment portfolio consisting mainly of fixed rate U.S. government-backed federal agency notes and highly liquid money market instruments, with an average maturity of less than 12 months, in accordance with our investment policy approved by the Company’s Board of Directors. Our general investing policy is to limit the risk of principal loss and seek to ensure the safety of invested funds by limiting market and credit risk. We currently use a registered investment manager to place our investments, which are typically held to maturity. These investments are denominated in U.S. Dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term deposits of the local operating bank. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Investments in fixed rate interest earning financial instruments are subject to interest rate risk and will decrease in value if market interest rates were to increase. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the fair value of the portfolio. If market interest rates were to decline, the interest earned on our investment portfolio would decrease. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2002, would have decreased by less than $500,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will largely depend on the gross amount of our portfolio.

Our long-term debt and available line of credit require interest payments calculated at variable interest rates. If interest rates were to increase, the interest payments on our long-term debt would also increase. The effect of any such increase in interest expense would be partially offset by any resulting increase in interest income from our investment portfolio.

In January 2001, we liquidated certain short-term debt obligations of California-based electric utilities when their ratings dropped below investment grade, which resulted in a realized loss of approximately $772,000.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and supplementary data required by this Item 8 are listed in Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

The quarterly financial information required by this Item 8 is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company changed its independent accountants in July 2002 as reported in its Current Report on Form 8-K dated July 11, 2002.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE  WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT

The information required by this item with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the caption “Directors and Executive Officers” contained in the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders expected to be filed with the Securities and Exchange Commission on or before April 30, 2003 (the “Proxy Statement”).

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated herein by reference to the information set forth under the caption “Remuneration of Executive Officers and Directors” contained in the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to security ownership of management and certain beneficial owners of the Company is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

ITEM 14.     CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures we designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file with or submit to the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

3.    Exhibits

The following exhibits are filed as part of, or incorporated by reference in, this Form 10-K.

EXHIBIT LIST

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
3.2(1)	Amended and Restated Certificate of Incorporation of Centra Software, Inc.
3.4(1)	Amended and Restated By-Laws of Centra Software, Inc.
4.1(1)	Specimen certificate for common stock of Centra Software, Inc.
10.1(1)	Centra Software, Inc. 1995 Stock Plan, as amended*
10.2(1)	Centra Software, Inc. 1999 Stock Incentive Plan*
10.3(1)	Centra Software, Inc. 1999 Employee Stock Purchase Plan*
10.4(1)	Centra Software, Inc. 1999 Director Stock Option Plan*
10.5(1)	Amendments of Incentive Stock Option and/or Stock Restriction Agreements (“Change of Control Agreement”) between Centra Software, Inc. and the following:
(a) Joseph Gruttadauria, dated April 25, 1997*
(b) Joseph Gruttadauria, dated May 8, 1997*
(c) Stephen A. Johnson, dated May 27, 1999*
(e) Anthony J. Mark, dated April 25, 1997*
(f) Leon Navickas, dated March 10, 1997*
(g) Leon Navickas, dated May 8, 1997*
10.6(1)	Form of Severance Agreements between Centra Software, Inc. and each of the following:
(a) Joseph Gruttadauria*
(b) Stephen A. Johnson*
(c) Anthony J. Mark*
(d) Leon Navickas*
(e) Paul Daly*
10.7(1)	Form of Indemnity Agreement entered into by Centra Software, Inc. and each of Joseph Gruttadauria, Stephen A. Johnson, Steven Lesser, Anthony J. Mark and Leon Navickas.
10.8(1)	Lease dated July 21, 1999 between Centra Software, Inc. and Trustees of Elandzee Trust, as amended

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.09(1)	Loan and Security Agreement, dated November 5, 1997 between Centra Software, Inc. and Silicon Valley Bank, as amended
10.10(1)	Fourth Amended and Restated Investors’ Rights Agreement, dated April 21, 1999, by and among Centra Software, Inc., Leon Navickas and the persons and entities listed therein, as amended
10.11(1)	Form of Indemnity Agreement entered into by Centra Software, Inc. and each of David Barrett, Richard D’Amore and Robert E. Hult.
10.12(2)

Sublease dated September 21, 2000 between MindLever.com, Inc. as sublessee and Kaiser Foundation Health Plan of North Carolina as sublessor, as assigned and assumed by M-L Acquisition Corp. as successor sublessee and as guaranteed by Centra Software, Inc.

21.1	Subsidiaries
23.1	Consent of KPMG LLP
24.1	Power of Attorney (included on signature page)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-89817) (the “Registration Statement”). The exhibit number listed above corresponds to the exhibit number listed in the Registration Statement.
(2)	Filed as exhibit number 10.14 to the annual report on Form 10-K for the year ended 2001 and incorporated herein by reference.

*  Management contract or compensation plan.

(b)	The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

The consolidated financial statements for the year ended December 31, 2001, included in this Form 10-K were audited by our former independent auditors, Arthur Andersen LLP or Andersen. Effective June 26, 2002, our Board of Directors engaged KPMG LLP as our independent auditors and dismissed Andersen. Ordinarily, we would be required to obtain Andersen’s consent to include in this Form 10-K their report with respect to our consolidated financial statements for the year ended December 31, 2001. However, Andersen was indicted and convicted of federal obstruction of justice charges and, under applicable SEC regulations, is no longer able to provide such consent. Under these circumstances, Rule 437a promulgated under the Securities Act of 1933, as amended, permits us to include a copy of the most recent report of Andersen in this Form 10-K, without a written consent from Andersen. Accordingly, we have included in this report a copy of Andersen’s report dated January 16, 2002.

Lack of Andersen’s consent may limit investors’ ability to recover on certain claims. In particular, and without limitation, should an event have occurred between the date of Arthur Andersen’s report dated January 16, 2002 and the date of a prospectus into which this Report on Form 10-K is incorporated by reference that could serve to make inaccurate the statement in Arthur Andersen’s report that our consolidated financial statements present fairly, in all material respects, our financial position as of December 31, 2000 and 2001 and the results of our operations and cash flows for each of the three years ended December 31, 1999, 2000 and 2001, in conformity with accounting principles generally accepted in the United States, an investor might be precluded from bringing a claim against Arthur Andersen.

Certification Under Sarbanes-Oxley Act of 2002

Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certificates accompanying this report that are required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 28, 2003.

CENTRA SOFTWARE, INC.

By:

/S/    LEON NAVICKAS

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of March 28, 2003.

Signature	Title

/S/ LEON NAVICKAS Leon Navickas	Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEPHEN A. JOHNSON Stephen A. Johnson	Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

/s/ RICHARD D’AMORE Richard D’Amore	Director

/s/ DAVID BARRETT David Barrett	Director

/s/ ROBERT E. HULT Robert E. Hult	Director

SECTION 302 CERTIFICATION

I, Leon Navickas, certify that:

1.	I have reviewed this annual report of form 10-K of Centra Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003

/s/ LEON NAVICKAS
Leon Navickas Chief Executive Officer

SECTION 302 CERTIFICATION

I, Stephen A. Johnson, certify that:

1.	I have reviewed this annual report of form 10-K of Centra Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003

/s/ STEPHEN A. JOHNSON
Stephen A. Johnson Chief Financial Officer, Treasury, Secretary

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Report of Independent Public Accountants

To the Board of Directors and Stockholders of

Centra Software, Inc.:

We have audited the accompanying consolidated balance sheet of Centra Software, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, in their report dated January 16, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centra Software, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ KPMG LLP

Boston, Massachusetts

January 24, 2003

The following report of Arthur Andersen LLP (Andersen) is a copy of the report previously issued by Andersen on January 16, 2002. The report is included in this annual report on Form 10-K pursuant to Rule 2-02(e) of Regulation S-X. After reasonable efforts the Company has not been able to obtain a reissued report on Form 10-K and, Andersen has not consented to the inclusion of its report in this annual report, therefore it may be difficult to seek remedies against Andersen or the ability to seek relief against Andersen may be impaired.

Report of Independent Public Accountants

To the Board of Directors and Stockholders of

Centra Software, Inc.:

We have audited the accompanying consolidated balance sheets of Centra Software, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Boston, Massachusetts

January 16, 2002

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,
	2001	2002
Assets
Current Assets:
Cash and cash equivalents	$25,424	$25,891
Short-term investments	22,759	12,353
Restricted cash	100	100
Accounts receivable, net of reserves of approximately $638 and $493 in 2001 and 2002, respectively	9,654	7,114
Prepaid expenses and other current assets	1,250	1,576

Total current assets	59,187	47,034

Property and equipment, at cost:
Computers and equipment	7,593	8,856
Furniture and fixtures	945	963
Leasehold improvements	531	577

	9,069	10,396
Less: Accumulated depreciation and amortization	4,887	7,473

	4,182	2,923
Restricted cash	549	433
Other assets	104	101
Goodwill and other intangible assets, net	6,955	933

	$70,977	$51,424

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,563	$2,001
Accounts payable	1,463	846
Accrued expenses	5,808	5,805
Deferred revenue	8,165	10,255

Total current liabilities	16,999	18,907

Long-term debt, net of current maturities	2,631	2,027
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value-
Authorized-10,000,000 shares at December 31, 2001 and 2002, no shares issued or outstanding	—	—
Common stock, $0.001 par value
Authorized-100,000,000 shares at December 31, 2001 and 2002
Issued-26,000,831 shares at December 31, 2001 and 26,802,774 shares at December 31, 2002	26	27
Additional paid-in capital	110,446	111,204
Accumulated deficit	(57,725)	(80,195)
Deferred compensation	(1,326)	(471)
Accumulated other comprehensive loss	(34)	(14)
Treasury stock (661,606 shares of common stock at December 31, 2001 and 740,263 shares at December 31, 2002, at cost)	(40)	(61)

Total stockholders’ equity	51,347	30,490

	$70,977	$51,424

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2000	2001	2002
Revenues:
License	$18,697	$28,815	$15,967
Services	4,276	10,302	17,433

Total revenues	22,973	39,117	33,400

Cost of Revenues:
License	314	505	434
Amortization of acquired developed technology	—	467	700
Services(1)	3,381	6,552	6,368

Total cost of revenues	3,695	7,524	7,502

Gross profit	19,278	31,593	25,898

Operating Expenses:
Sales and marketing(1)	22,563	25,481	20,662
Product development(1)	8,481	12,516	11,989
General and administrative(1)	4,977	7,418	7,843
Compensation charge for issuance of stock options (2)	925	887	752
Acquired in-process research and development	—	2,200	—
Amortization of goodwill	—	783	—
Amortization of other intangible assets	—	66	—
Impairment of goodwill	—	—	5,885
Merger transaction costs	—	—	1,238
Restructuring charges	—	—	439

Total operating expenses	36,946	49,351	48,808

Operating loss	(17,668)	(17,758)	(22,910)
Interest income	3,852	2,227	750
Interest expense	(58)	(245)	(185)
Other expense, net	16	(134)	(125)
Loss on sale of short-term investment (Note 1(d))	—	(772)	—

Net loss	(13,858)	(16,682)	(22,470)
Accretion of discount on preferred stock	649	—	—

Net loss attributable to common stockholders	$(14,507)	$(16,682)	$(22,470)

Basic and diluted net loss per share	$(0.67)	$(0.68)	$(0.88)

Pro forma basic and diluted net loss per share	$(0.64)

Weighted average shares outstanding:
Basic and diluted	21,781	24,449	25,601

Pro forma basic and diluted	22,608

(1)	Excludes compensation charge for issuance of stock options.
(2)	The following summarizes the allocation of the compensation charge for issuance of stock options:

	2000	2001	2002
Cost of service revenues	$24	$24	$37
Sales and marketing	401	391	313
Product development	161	159	124
General and administrative	339	313	278

Total compensation charge for issuance of stock options	$925	$887	$752

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(In Thousands, Except Share and Per Share Data)

	Redeemable Convertible Preferred Stock		Common Stock						Treasury Stock
	Shares	Carrying Value	Shares	$0.001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Shares	Cost	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
Balance, December 31, 1999	9,164,490	$32,480	5,164,923	$5	$3,770	$(26,536)	$(1,986)	—	661,606	$(40)	$(24,787)
Deferred compensation related to grants of common stock options	—	—	—	—	1,199	—	(1,199)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	925	—	—	—	925	—
Accretion of series A and B redeemable convertible preferred stock discount	—	649	—	—	—	(649)	—	—	—	—	(649)	—
Accrual of dividends paid on series A and B redeemable convertible preferred stock	—	(6,479)	—	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(9,164,490)	(26,650)	13,746,735	14	26,636	—	—	—	—	—	26,650	—
Issuance of common stock in initial public offering, net of issuance costs of $7,268	—	—	5,750,000	6	73,226	—	—	—	—	—	73,232	—
Proceeds from other issuance of common stock	—	—	315,998	—	361	—	—	—	—	—	361	—
Net loss	—	—	—	—	—	(13,858)	—	—	—	—	(13,858)	(13,858)
Comprehensive loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	—	—	(13,858)

Balance, December 31, 2000	—	—	24,977,656	25	105,192	(41,043)	(2,260)	—	661,606	(40)	61,874
Amortization of deferred compensation	—	—	—	—	(47)	—	934	—	—	—	887	—
Translation adjustment	—	—	—	—	—	—	—	(34)	—	—	(34)	(34)
Issuance of common stock in connection with the acquisition of MindLever	—	—	509,745	—	3,830	—	—	—	—	—	3,830	—
Proceeds from other issuance of common stock	—	—	513,430	1	1,471	—	—	—	—	—	1,472	—
Net loss	—	—	—	—	—	(16,682)	—	—	—	—	(16,682)	(16,682)
Comprehensive loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	—	—	$(16,716)

Balance, December 31, 2001	—	—	26,000,831	26	110,446	(57,725)	(1,326)	(34)	661,606	(40)	51,347
Amortization of deferred compensation	—	—	—	—	(103)	—	855	—	—	—	752	—
Translation adjustment	—	—	—	—	—	—	—	20	—	—	20	20
Proceeds from other issuance of common stock	—	—	801,943	1	861	—	—	—	—	—	862	—
Repurchase of common stock	—	—	—	—	—	—	—	—	78,657	(21)	(21)	—
Net loss	—	—	—	—	—	(22,470)	—	—	—	—	(22,470)	(22,470)
Comprehensive loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	—	$(22,450)

Balance, December 31, 2002	—	$—	26,802,774	$27	$111,204	$(80,195)	$(471)	$(14)	740,263	$(61)	$30,490

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended December 31,
	2000	2001	2002
Cash Flows from Operating Activities:
Net loss	$(13,858)	$(16,682)	$(22,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,335	3,575	3,303
Provision for bad debt	410	448	447
Compensation charge for issuance of stock options	925	887	752
Loss on sale of short-term investments		772	—
Impairment of goodwill	—	—	5,885
Acquired in-process research and development	—	2,200	—
Changes in assets and liabilities:
Restricted cash	(100)	—	—
Accounts receivable	(1,913)	(5,691)	2,270
Prepaid expenses and other current assets	(1,256)	511	(290)
Accounts payable	623	(228)	(636)
Accrued expenses	1,832	(9)	(604)
Deferred revenue	3,472	2,921	1,995

Net cash used in operating activities	(8,530)	(11,296)	(9,348)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,238)	(2,964)	(1,343)
Purchase of short-term investments	(23,697)	(50,531)	(60,881)
Sales and maturities of short-term investments	525	50,172	71,286
Cash paid for the acquisition of MindLever, net of cash acquired	—	(3,272)	—
Restricted cash	(400)	(149)	117
Other assets	702	(23)	(78)

Net cash provided by (used in) investing activities	(26,108)	(6,767)	9,101

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of issuance costs	73,232	—	—
Proceeds from issuance of common stock	361	1,471	862
Payments of dividends to preferred shareholders	(6,479)	—	—
Purchase of treasury stock	—	—	(21)
Proceeds from term loans	2,000	2,500	1,495
Payments on MindLever debt	—	(1,758)	—
Payments on term loans	(307)	(673)	(1,656)
Payments on capital lease obligations	(32)	(18)	(5)

Net cash provided by financing activities	68,775	1,522	675

Effect of foreign exchange rate changes on cash and cash equivalents	—	(50)	39

Net Increase (Decrease) in Cash and Cash Equivalents	34,137	(16,591)	467
Cash and Cash Equivalents, beginning of period	7,878	42,015	25,424

Cash and Cash Equivalents, end of period	$42,015	$25,424	$25,891

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$60	$226	$193

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of discount on series A and series B redeemable convertible preferred stock	$649	$—	$—

Conversion of Redeemable Convertible Preferred Stock into 13,746,735 Shares of Common Stock	$26,650	$—	$—

Purchase of Business:
Net liabilities assumed, at fair value	—	$(3,279)	—
In-process research and development	—	2,200	—
Developed technology and know-how	—	2,100	—
Assembled workforce	—	300	—
Goodwill	—	5,871	—
Cash paid	—	(2,850)	—
Acquisition costs incurred	—	(512)	—

Fair value of stock issued	$—	$3,830	$—

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Operations and Significant Accounting Policies

Centra Software, Inc., together with its wholly-owned subsidiaries (Centra or the Company), is a leading provider of application software and services for real-time enterprise collaboration. Its products and services augment operational business processes to enable real-time, group-oriented human interaction over corporate networks and the Internet to accelerate product introductions, deliver hands-on software application deployments and change-management initiatives, expand training employees and external channel partners, and facilitate customer interaction and online selling.

On January 16, 2002, the Company entered into an Agreement and Plan of Merger and Reorganization with SmartForce PLC (SmartForce) and its wholly-owned subsidiary, Atlantic Acquisition Corp. (Atlantic). Under the merger agreement, holders of the Company’s common stock would have received 0.425 SmartForce American Depository Shares for each share of the Company’s common stock outstanding at the time of the merger.

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

On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co. (which has been renamed “Centra RTP, Inc.,” a wholly-owned subsidiary of the Company), the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2.9 million in cash, the issuance of 509,745 shares of common stock valued at approximately $3.8 million and acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7.2 million. The acquisition was accounted for using the purchase method in accordance with Accounting Principles Board (APB) Opinion No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition (see Note 2 below). Subsequently, during the quarter ended December 31, 2002, the Company recorded a charge of $5.9 million classified as an impairment charge in the accompanying consolidated statements of operations to write down the remaining goodwill to its implied fair value of zero.

Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, rapid technological changes, significant competition, dependence on key individuals, the Company’s ability to identify and recruit a new CEO and president, quarterly performance fluctuations, evolution and growth of the real-time enterprise collaboration market, failure to effectively manage changes in our business environment, and our ability to enhance existing products and services and to develop new products and services.

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the notes to consolidated financial statements.

(a)  Basis of Presentation

The consolidated financial statements include the accounts of Centra and its wholly-owned subsidiaries, Centra Software Europe Limited, which was incorporated in the United Kingdom, Centra Software Securities

Corporation, a Massachusetts securities corporation, Centra RTP, Inc. a Delaware corporation, Centra Software Southern Europe SAS, which was incorporated in France, Centra Software Nordic ApS, which was incorporated in Denmark and Centra Software Australia Pty. Ltd, which was incorporated in Australia. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

(c)  Revenue Recognition

Centra follows the specific guidelines of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 Software Revenue Recognition, and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and related authoritative literature.

Centra derives substantially all of its revenues from the sale of software licenses, post-contract support (maintenance), ASP services and other services. Maintenance includes telephone support, error correction or bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Other services include training, education, basic implementation assistance to meet specific customer needs, and the hosting of our products. Centra executes contracts that govern the terms and conditions of each software license, maintenance and support and other services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized and thus affect the Company’s results of operations and financial condition.

Centra generally licenses its software products on a perpetual basis. Centra applies the provisions of SOP 97-2, as amended by SOP 98-9 to all transactions involving the sale of software products. Centra recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales to end-users. License sales to distributors or to a value-added reseller is recognized when an end user customer has been identified and all other revenue recognition criteria above have been met. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. The Company does not offer a right of return on its products.

For all sales, Centra uses either a binding purchase order or a signed license agreement as evidence of an arrangement. For arrangements with multiple elements (for example, the sale of a product license along with the sale of maintenance and support, and training and consulting to be delivered later), Centra allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. Centra defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the sale. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.

At the time of the transaction, Centra assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. Billings to customers are generally due within 30 to 90 days. However, Centra has offered extended payment terms greater than 90 days but equal to or less than 180 days to certain customers, for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into larger scale license arrangements with us. Centra believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time license revenue is recognized. In addition, Centra assesses whether collection is probable or not based on the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s SEC filings. Creditworthiness for follow-on transactions is assessed through a review of the transaction history with the customer. Centra does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company will defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Revenues for maintenance and support and for hosting services are recognized ratably on a straight-line basis over the term of the respective periods the maintenance or hosting services are provided. Revenues from ASP start-up fees are recognized over the contract period or estimated life of the ASP relationship, whichever is greater. Revenues related to ASP services are recognized on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues from consulting and training services are recognized either as the services are performed, ratably over a subscription period, or upon completing a project milestone if defined in the agreement. Consulting and training service, including implementation are not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customer or other vendors. Also, in instances where Centra hosts a customer’s purchased software on our server and network. Centra also provides the customer a copy of the software in addition to the one we keep on our server, and recognize the license revenue as discussed above in accordance with EITF 00-3, Application of SOP 97-2 to Arrangements that Include the Rights to Use Software Stored on Another Entity’s Hardware.

Centra records as deferred revenues any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of maintenance and support, ASP and hosting services, and consulting and education services.

(d) Cash, Cash Equivalents and Short-Term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Centra’s cash equivalents consist of money market accounts and municipal bonds, and, with cash, consist of the following at December 31, 2001 and 2002 (in thousands):

	December 31,
	2001	2002
Cash and cash equivalents-
Cash	$6,033	$2,421
Money market accounts	16,892	23,470
Municipal bonds	2,499	—

Total cash and cash equivalents	$25,424	$25,891

Centra accounts for its short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value. At December 31, 2001 and 2002, Centra’s short-term investments consisted of the following (in thousands):

	December 31,
	2001	2002
Short-term investments-
Municipal bonds (average 267 and 223 remaining days to maturity in 2001 and 2002, respectively)	$22,759	$12,353

Total short-term investments	$22,759	$12,353

In January 2001, the Company liquidated, prior to maturity, investments in certain short-term obligations of California-based utilities when their ratings dropped below investment grade. This resulted in a realized loss of approximately $772,000.

(e)  Depreciation and Amortization

Centra provides for depreciation and amortization of property and equipment and other intangible assets using the straight-line method and has charged to operations amounts to allocate the cost of these assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Computers and equipment	2–3 years
Furniture and fixtures	3 years
Leasehold improvements Other intangible assets	Life of lease 3 years

(f)  Long-Lived Assets

Centra reviews the valuation of long-lived assets, including property and equipment and acquired capitalized software costs, under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Under these provisions Centra is required to assess the recoverability of long-lived assets and acquired capitalized software costs whenever events and circumstances indicate that the carrying value may not be recoverable at the end of each reporting period. Factors that Centra considers important that could trigger an impairment review of long-lived assets include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period and

•	Centra’s market capitalization relative to net book value.

In accordance with SFAS No. 144, when Centra determines that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company then evaluates whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If so, then the Company would measure an impairment as the amount by which the carrying amount of the particular long-lived asset or group exceeds its fair value. Centra would determine the fair value based on a projected discounted cash flow method using a discount rate determined by Centra’s management to be commensurate with the risk inherent in its current business model or through an independent appraisal of individual assets. In accordance with SFAS No. 86, when Centra determines that the carrying value of its acquired capitalized software costs may not be recoverable, it evaluates whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. Changes in judgments on any of these factors could impact the value of the asset being evaluated.

Centra adopted SFAS No. 144 during the first quarter of fiscal year 2002, without a material impact on its financial position or results of operations. Centra’s management believes that, as of each of the balance sheet dates presented, none of Centra’s long-lived assets were impaired (see Note 1(n)).

(g)  Product Development Costs

SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon Centra’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by Centra between the establishment of technological feasibility and the point at which the product is ready for general release have not been significant. Accordingly, Centra has charged all such costs to product development expenses in the accompanying consolidated statements of operations.

(h)  Disclosure of Fair Value of Financial Instruments and Concentration of Credit Risk

The estimated fair values of the Company’s financial instruments, which includes cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, and long-term debt approximate their carrying values due to the short-term nature of these instruments.

Financial instruments that potentially expose Centra to concentrations of credit risk consist mainly of cash and cash equivalents, short-term investments and accounts receivable. Centra maintains its cash and cash equivalents, short-term investments and restricted cash principally in domestic financial institutions and investments of high credit rating. Centra’s accounts receivable are derived primarily from sales of software products and services. Centra performs credit evaluations of its customers and generally does not require collateral. Except for the loss discussed in Note 1(d), Centra does not believe that significant credit risk, beyond amounts provided for, exists at December 31, 2001 and 2002. The carrying amounts of Centra’s financial instruments approximate fair market values at December 31, 2001 and 2002.

For the years ended December 31, 2000, 2001 and 2002, no customer accounted for greater than 10% of revenues. As of December 31, 2001, and 2002, no customer accounted for greater than 10% of accounts receivable.

(i)  Foreign Currency Translation

The financial statements of Centra’s non-U.S. subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. During the year ended December 31, 2000, the Company determined that the functional currency of Centra’s foreign subsidiary was the U.S. Dollar and, accordingly, all assets and liabilities of the foreign subsidiary were translated using the exchange rate at the balance sheet date, except for property and equipment and stockholders’ equity, which were translated at historical rates. Revenues and expenses were translated at average rates during the period, except for depreciation and amortization, which were translated at historical rates. Transaction and translation gains and losses are included in the accompanying consolidated statements of operations for the year ended December 31, 2000, and were not material to the consolidated financial statements taken as a whole.

Beginning in 2001, with the expansion of the operations of the Company’s foreign subsidiaries, the Company determined the functional currency of its foreign subsidiaries to be the local currency and, accordingly, the financial results of the foreign subsidiaries for the years ended December 31, 2001 and 2002 are translated into U.S. Dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiaries’ financial statements are included as a component of stockholders’ equity. Transaction gains and losses are included in the accompanying consolidated statements of operations.

(j)  Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are net loss and, in 2001 and 2002, foreign currency translation adjustment.

	Years Ended December 31,
	2000	2001	2002
Net loss	$(13,858)	$(16,682)	$(22,470)
Foreign currency translation adjustment	—	(34)	20

Comprehensive loss	$(13,858)	$(16,716)	$(22,450)

(k)  Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. Pursuant to Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 98, common stock and redeemable convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of Centra’s initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. The common shares issued for the series A and series B redeemable convertible participating preferred stock upon conversion, redemption or liquidation were for nominal consideration due to the liquidation premium paid to the holders of series A and series B. Accordingly, the shares issued at the time the series A and series B preferred stock converted to common stock have been included in the calculation of basic and diluted net loss per share from date of issuance. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed by dividing the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase, into the net loss attributable to common stockholders, which includes both the accretion of the discount and the liquidation premium on the series A and series B preferred stock.

Basic and diluted net loss per share are as follows:

	Years Ended December 31,
	2000	2001	2002
	(in thousands, except per share data)

Net loss attributable to common stockholders	$(14,507)	$(16,682)	$(22,470)

Basic and diluted shares:
Weighted average shares of common and series A and B preferred stock outstanding	22,403	24,878	25,637
Less: Weighted average shares subject to repurchase	(622)	(429)	(36)

Weighted average shares of common and series A and B preferred stock outstanding used in computing basic and diluted net loss per share	21,781	24,449	25,601

Basic and diluted net loss per share	$(0.67)	$(0.68)	$(0.88)

Options to purchase a total of 3,754,016; 5,072,181 and 6,074,020 common shares have not been included in the computation of diluted net loss per share for the years ended December 31, 2000, 2001 and 2002, respectively. These shares are considered antidilutive, as Centra recorded a net loss for all periods presented.

Common stock outstanding as of December 31, 2001, includes 54,438 shares issued but held in escrow in connection with the Company’s acquisition of MindLever on April 30, 2001. These shares were released from escrow on April 30, 2002. These shares have not been included in the computation of basic and diluted net loss per share above for the year ended December 31, 2001.

(l)  Segment Information

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

Centra operates solely in one segment, the development and marketing of software products and related services, and therefore there is no impact to Centra’s consolidated financial statements of adopting SFAS No. 131. Centra’s revenues are as follows (based on location of customer):

	Year Ended December 31,
	2000	2001	2002
United States	88%	74%	79%
Europe	9%	17%	17%
Other	3%	9%	4%

There are no significant long-lived assets located outside of the United States.

(m)  Recent Accounting Pronouncements

In July 2001, FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition. In addition, under SFAS No. 142, goodwill and other long-lived intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

The acquisition of MindLever discussed in Note 2 was accounted for in accordance with APB No. 16 and we applied the transition provisions of SFAS No. 141 and No. 142. In connection with the adoption of SFAS No. 142, goodwill is to be tested at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We currently operate as a single reporting unit and all of our goodwill was associated with the entire company. A transitional impairment test was performed on January 1, 2002. See Note 2 below regarding the impairment of goodwill recorded during the quarter ended December 31, 2002.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting of certain long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means.

The Company adopted SFAS No’s. 141, 142 and No. 144 during the first quarter of 2002 without a material impact on its financial position or results of operations. If the Company had accounted for goodwill and other intangibles in accordance with SFAS 142 upon their adoption during the years ended December 31, 2000 and 2001, the results of operations would not be materially different from those previously reported.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The Company does not believe that the impact of adopting SFAS No. 146 will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations; however, we have added supplemental disclosure regarding customer indemnifications as discussed in Note 5.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have any impact on the Company’s financial position and results of operations.

(n)  Accrued Expenses

Accrued expenses at December 31, 2001 and 2002 consist of the following (in thousands):

	December 31,
	2001	2002
Bonuses, commissions, salaries and salary related costs	$2,119	$2,283
Rent and excess capacity	877	975
Other accrued expenses	2,812	2,547

	$5,808	$5,805

(o)  Restructuring Charges

The Company incurred a charge of $439,000 for the three months ended June 30, 2002, related to a reduction of its workforce in April 2002. The charges consisted primarily of severance payments, benefits and outplacement services. The Company paid the entire amount during the year ended December 31, 2002.

(p)  Restricted Cash

Restricted cash represents time deposits held at financial institutions in connection with the Company’s lease of office space. As of December 31, 2002, restricted cash represented the security for outstanding letters of credit expiring in September 2004 and July 2005. The letter of credit expiring in September 2004 is for $300,000 of which, $100,000 will be refunded to the Company as of September 1, 2003 and the letter of credit will be reduced to $200,000 for the remainder of the lease. The letter of credit expiring in July 2005 is for $233,000 that may be recovered by withholding the final payments due under the lease at the end of the lease term.

(q)  Reclassifications

The Company reclassified the amortization of acquired developed technology from operating expenses to cost of sales in 2002. Amortization of acquired developed technology in the 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation.

(2)  MindLever.com Acquisition

On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co., a wholly-owned subsidiary of the Company, the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2.9 million in cash, the issuance of 509,745 shares of common stock valued at approximately $3.8 million and acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7.2 million. The acquisition was accounted for using the purchase method in accordance with APB Opinion No. 16. Accordingly, the results of operations of MindLever have been included in the results of operations of the Company from the date of acquisition. During the quarter ended December 31, 2002, the Company recorded a charge of approximately $5.9 million classified as an impairment charge in the accompanying consolidated statements of operations, to write down the remaining goodwill to its implied fair value of zero as discussed below.

The following table summarizes the allocation of the purchase price (in thousands):

Amount
Acquisition of MindLever:
Net liabilities assumed, at fair value	$(3,279)
In-process research and development	2,200
Developed technology and know-how	2,100
Assembled workforce	300
Goodwill	5,871

$7,192

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

In making its purchase price allocation, management considered the present value of future cash flows, an analysis of project accomplishments and outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting cash flows from such projects are based on management’s estimates of costs of sales, operating expenses, and income taxes from such projects.

As a result of the identification and valuation of intangibles acquired, the Company also allocated $2.1 million and $300,000 to developed technology and know-how and assembled workforce, respectively. Developed technology represents technology and know-how related to MindLever’s current learning content management solution. Developed technology is being amortized over a period of three years. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of the company. Assembled workforce was being amortized during 2001 using a three year estimated useful life.

The excess of the purchase price over the fair value of the identifiable intangible net assets of approximately $5.9 million was allocated to goodwill. Unidentifiable intangible assets were being amortized during 2001 using a five year estimated useful life.

Accumulated amortization of developed technology was $467,000 and $1.2 million, respectively, as of December 30, 2001 and 2002. Accumulated amortization of assembled workforce and goodwill was $66,000 and $783,000, respectively, as of December 30, 2001.

On January 1, 2002, the Company adopted SFAS No. 142 and accordingly assembled workforce was combined with goodwill and total goodwill of approximately $5.9 million was not amortized in 2002 in accordance with SFAS No. 142. Instead, goodwill was required to be tested for impairment annually or on an interim basis in an event or circumstance indicates that it is likely that an impairment loss had occurred. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill and determined that there was no impairment of goodwill as of January 1, 2002. In connection with our annual assessment during the fourth quarter of 2002, the Company conducted a two-step impairment review in accordance with SFAS No. 142. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since the Company operates as an enterprise-wide reporting unit, it was determined that a combination of the market value of the Company and the net present value of the cash flows estimated to be produced by our assets over their useful lives represents an approximation of its fair value as of December 2002. It was determined that the fair value of the Company as of its December 2002 annual measurement was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. In the second step, we calculated the implied fair value of the goodwill by allocating the value of the Company to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. The excess of the fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The carrying amount of the reporting unit goodwill exceeded the fair value of the goodwill and therefore it was determined that goodwill had been impaired. The Company has recorded a charge of $5.9 million in the fourth quarter of fiscal 2002, classified as impairment charge in the consolidated statements of operations, to write down goodwill to its implied fair value of zero.

Goodwill and Other Intangible Assets	Goodwill	Assembled Workforce	Developed Technology	Total
Acquisition of MindLever on 4/30/01	$5,871	$300	$2,100	$8,271
Amortization for the year ended 12/31/01	(783)	(66)	(467)	(1,316)

Balance 12/31/01	5,088	234	1,633	6,955
Reclassify assembled workforce to goodwill	234	(234)	—	—
Adjustment to allocation of purchase price	563	—	—	563
Amortization	—	—	(700)	(700)
Impairment	(5,885)	—	—	(5,885)

Balance 12/31/02	$—	$—	$933	$933

Unaudited pro forma operating results for the Company, assuming the acquisition of MindLever occurred January 1, 2000, are as follows:

	Years Ended December 31,
	2000	2001
	(in thousands, except per share data)
Revenues	$24,161	$39,508
Net loss attributed to common stockholders	(19,355)	(17,808)
Net loss per share, basic and diluted	$(0.83)	$(0.73)

For purposes of these pro forma operating results, the in-process research and development was assumed to have been written off prior to the pro forma periods, so that the operating results presented include only recurring costs.

In accordance with the transitional disclosure requirements of SFAS No. 142, the following tables present net loss and basic adjusted net loss per share for all periods presented adjusted to exclude amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized (in thousands, except per share data):

	Years Ended December 31,
	2001	2002
Reported net loss	$(16,682)	$(22,470)
Add back: Goodwill amortization	783	—
Add back: Other intangible amortization	66	—

Adjusted net loss	$(15,833)	$(22,470)

Basic adjusted net loss per share:	Years Ended December 31,
	2001	2002
Reported net loss	$(0.68)	$(0.88)
Add back: Goodwill amortization	0.03	—
Add back: Other intangible amortization	—	—

Adjusted net loss	$(0.65)	$(0.88)

Amortization expense for the periods prior to 2001 were not affected as there was no amortization of goodwill or acquired intangibles in these periods. For purposes of these pro forma operating results, the in-process research and development was assumed to have been written off prior to the pro forma period.

(3) Income Taxes

Centra provides for federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates. The components of Centra’s net deferred tax assets are approximately as follows at December 31, 2001 and 2002 (in thousands):

	December 31,
	2001	2002
Net operating loss carryforwards	$15,626	$20,148
Tax credit carryforwards	1,135	1,443
Foreign loss carryforwards	239	1,396
Capital loss carryforwards	343	343
Deferred revenue	2,975	4,234
Stock option compensation	1,026	1,466
Other temporary differences	941	587

	22,285	29,617
Deferred tax liability in connection with MindLever acquisition	(750)	(481)

Valuation allowance	(21,535)	(29,136)

Net deferred tax asset	$—	$—

The net change in the total valuation allowance for the years ended December 31, 2001 and 2002 was an increase of $6,540,000 and $7,601,000, respectively.

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

The domestic and foreign components of operating losses before income taxes were $18,981,000 and $3,489,000, respectively, for 2002.

As of December 31, 2002, Centra had federal tax net operating loss (NOL) carryforwards and tax credit carryforwards available to offset future taxable income, if any, of approximately $46,939,000 and $1,443,000, respectively. These carryforwards expire through 2022, and are subject to review and possible adjustment by the Internal Revenue Service. As of December 31, 2001 and 2002, approximately $1,664,000 and $1,775,000, respectively, of the NOL carryforward is attributable to amounts generated from the exercise of stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expenses.

The U.S. Internal Revenue Code of 1986, as amended (the Code), contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards and tax credit carryforwards that Centra can utilize in any one year may be limited. In the event of a change in ownership, as defined, the annual limitation on the use of the existing NOL and tax credit carryforwards is equal to an amount determined by multiplying the value of Centra at the time of the ownership change by the U.S. applicable federal rate of interest, as determined by the U.S. Internal Revenue Service. Centra has completed several financings since its inception and has not determined whether its NOL’s and tax credit carryforwards have been limited by these financings.

As of December 31, 2002, Centra’s foreign subsidiaries had NOL carryforwards of approximately $3,989,000, which expire over various periods.

A reconciliation of the federal statutory rate to Centra’s effective tax rate is as follows:

	December 31,
	2000	2001	2002
Income tax provision at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Increase in tax resulting from state tax provision, net of federal benefit	—	—	—
Non-deductible charges related to acquired in-process research and development	—	4.5	—
Non-deductible amortization and impairment charges related to goodwill and other intangibles	—	2.7	8.9
Increase in valuation allowance	34.0	26.8	26.1
Other	—	—	(1.0)

Effective tax rate	0%	0%	0%

(4) Long-Term Debt

(a) Term Loan Facility and Capital Leases

Centra has an equipment line of credit/term facility, with a bank. On December 22, 2000, May 4, 2001 and September 26, 2002, Centra amended its equipment line of credit agreement to allow for $2.0 million, $2.5 million and $1.8 million of additional borrowings, respectively, of which approximately $4.0 million was outstanding at December 31, 2002. Interest is payable monthly based on the prime rate (4.25% at December 31, 2002) plus 0.50%. Amounts outstanding are payable in 36 equal monthly installments beginning on October 1, 2001. All borrowings are secured by substantially all of Centra’s assets. This amended line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and short-term investments of $25 million and 25% of the Company’s cash, cash equivalents and short term investments in operating, deposit and investment accounts at the bank. The Company was in compliance with the covenants under the equipment line of credit at December 31, 2002.

(b) Maturities of Long-Term Debt

Future principal maturities of Centra’s long-term debt obligations as of December 31, 2002 are as follows (in thousands):

Year
2003	$2,001
2004	1,627
2005	400

$4,028

(5) Commitments and Contingencies

(a) Commitments

As of December 31, 2002, our primary financial commitments consisted of obligations outstanding under long-term debt, capital and operating leases and other contractual obligations.

The Company has commitments that expire at various times through 2007. Operating leases shown below are primarily for facility costs for the Company’s corporate headquarters and worldwide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by the Company in connection with two software royalty agreements and the cost for the use of the facilities at a third-party Internet Service Provider for our hosted and ASP service offerings.

YEARS ENDED DECEMBER 31,	Long-Term Debt	Capital Lease Obligations	Operating Leases	Other Contractual Obligations	Total
(amounts in thousands)
2003	$1,998	$3	$1,988	$547	$4,536
2004	1,624	3	1,744	512	3,883
2005	400	—	865	211	1,476
2006	—	—	—	105	105
2007	—	—	—	105	105

Total	$4,022	$6	$4,597	$1,480	$10,105

Included in the operating lease commitments above is approximately $825,000 related to excess facilities related to the acquisition of MindLever, which have been accrued in purchase accounting. Rent expense charged to operations was approximately $1,286,000, $1,978,000 and $2,144,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

(b) Contingencies

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiff filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superceded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. Centra intends to vigorously defend against the allegations, which it believes lack merit.

Patent Infringement Lawsuit

In July 2002, a complaint was filed in the United States District Court for the District of Maryland, naming as defendants Centra and seven other collaboration companies. The complaint alleged that certain of our products infringed upon the plaintiff’s patent rights, and the plaintiff sought injunctive relief and damages. Centra settled this matter in November 2002, and all claims against Centra were dismissed with prejudice.

Under the terms of our standard software license contracts, the Company indemnifies its customers for the potential liability associated with the infringement of other parties’ technology based upon the use of the Company’s software products. There is a possibility that we could be found liable to the Company’s customers in the event that an infringement occurs. There are currently no claims pending against the Company alleging that it has infringed the intellectual property rights of others and therefore Centra has not accrued any amounts for the replacement or refund of any software products sold or any indemnification costs reimbursed related to any infringement through December 31, 2002.

(6) Redeemable Convertible Preferred Stock

Centra had 9,164,490 authorized shares of preferred stock, of which 1,133,000, 1,416,490, 1,670,000, 2,250,000 and 2,695,000 were designated as series A, series B, series C, series D and series E, respectively, and the Company issued 1,133,000, 1,416,490, 1,670,000, 2,250,000 and 2,695,000 shares of series A, series B, series C, series D and series E preferred stock, respectively in exchange for total gross proceeds of approximately $31 million. Each outstanding share of series A, series B, series C, series D and series E preferred stock was convertible into common stock at the rate of 1.5 shares of common stock for each share of preferred stock, adjusted for certain dilutive events. Conversion was automatic and occurred immediately prior to the closing of Centra’s initial public offering of common stock, resulting in the issuance of a total of 13,746,735 common shares.

Series A and series B preferred stockholders had rights to receive a cash payment of approximately $6,479,000. Centra attributed $113,000 and $354,000 of value to these rights of the series A and series B preferred stock, respectively, and increased their carrying value by accreting the discount and the liquidation premium, representing the cash payment in excess of the original investment. For the year ended December 31, 2000, Centra recorded accretion of $649,000.

(7) Stockholders’ Equity

Stock Option and Stock Purchase Plans

1995 Stock Plan

In 1995, Centra adopted the 1995 Stock Plan (the 1995 Plan), which provides for the granting of incentive stock options to employees of Centra and nonqualified stock options to any directors, officers, employees or consultants of Centra. Options to purchase 3,852,000 shares of common stock may be issued pursuant to the 1995 Plan, plus an additional 385,500 shares, as defined under the 1995 Plan. Option and stock pricing is determined by the compensation committee of the Board of Directors. Options and stock granted under the 1995 Plan generally vest over four years, and expire no later than 10 years from the date of grant.

Centra allowed for the immediate exercise of certain stock options granted under the 1995 Plan. The shares received upon exercise are subject to repurchase by Centra at the original option exercise price of $0.001 to $0.33 per share, subject to vesting at the same rates as provided in the original option agreements. A total of 2,464,907 shares have been issued upon the immediate exercise of certain stock options granted under the 1995 Plan, of which 35,624 shares are subject to repurchase rights at December 31, 2002. During the year ended December 31, 2002, Centra exercised its rights under the stock repurchase agreements and repurchased 78,657 shares. These shares were repurchased at original issuance price. There were no shares repurchased for the years ended December 31, 2000 and 2001. As of December 31, 2002, the Company had repurchased a total of 740,263 shares under the 1995 Plan, which are included in treasury stock on the accompanying consolidated balance sheet.

1999 Stock Incentive Plan

In November 1999, Centra adopted the 1999 Stock Incentive Plan (the 1999 Plan). A total of 6,100,000 shares of common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan authorizes the grant of incentive options and non-qualified options. The 1999 Plan also provides for awards of stock appreciation rights, performance shares, restricted stock and other stock-based awards.

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

Under the terms of the 1999 Plan, Centra may grant non-qualified options to employees, directors and non-employees. There are no limits on the exercise price of non-qualified options granted under the 1999 Plan.

The 1999 Plan is administered by the compensation committee of the Board of Directors. The compensation committee selects the individuals to whom options will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 1999 Plan.

1999 Director Option Plan

In November 1999, Centra adopted the 1999 Director Option Plan (Director Plan). The Director Plan provides for the grant of stock options to those directors who are not employees of Centra or one of its subsidiaries. Only non-statutory options may be granted under the Director Plan. The maximum number of shares of common stock as to which options may be granted under the Plan is 200,000. As of December 31, 2002, no options had been granted under the Director Plan.

The Director Plan is administered by the Board of Directors. The option exercise price for each option granted under the Director Plan is the fair market value of the common stock as of the date of grant. Payment of the option exercise price is to be made in cash for the full exercise price of the options. Options are not assignable or transferable except by will or the laws of descent and distribution. They terminate on the earlier of 10 years after the date of grant or 60 days after the optionee ceases to serve as a director, except in the event of death or disability.

Options to purchase 1,722,942 shares of common stock (which includes 740,263 shares held in treasury after repurchase by the Company pursuant to the terms of restricted stock agreements) were available for grant under the 1995 Plan, the 1999 Plan and the Director Plan at December 31, 2002.

The following is a summary of common stock option and restricted stock activity under the 1995 and 1999 Plans:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 1999	1,377,413	0.07– 8.00	1.48
Granted	2,750,675	0.27–11.00	6.13
Exercised	(259,571)	0.17– 5.00	0.27
Canceled	(114,501)	0.27–10.88	5.56

Outstanding, December 31, 2000	3,754,016	0.07–11.00	4.84
Granted	1,879,900	4.13–13.85	6.12
Exercised	(356,455)	0.17–11.00	2.05
Canceled	(205,280)	0.17–11.00	5.81

Outstanding, December 31, 2001	5,072,181	$0.07–13.85	4.84
Granted	2,125,125	0.79– 8.16	1.68
Exercised	(224,629)	0.17– 7.06	0.69
Canceled	(898,657)	0.27–13.75	5.64

Outstanding, December 31, 2002	6,074,020	$0.07–13.85	$4.29

Exercisable common stock options, December 31, 2002	2,463,556	$0.07–13.85	$5.26

2001	1,530,914	$0.07–13.70	$4.90

2000	390,936	$0.07– 8.00	$1.78

The range of exercise prices for common stock options outstanding and options exercisable at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.07– 0.27	251,820	5.7 years	$0.26	230,587	$0.25
0.33– 0.82	217,383	8.9 years	0.72	37,607	0.43
0.84– 1.80	1,840,937	9.5 years	1.66	153,200	1.76
1.83– 3.13	464,186	8.2 years	2.99	205,806	3.13
4.13– 8.16	2,926,809	7.7 years	6.12	1,683,052	6.24
8.26–13.85	372,885	8.1 years	9.39	153,304	9.55

$0.07–13.85	6,074,020	8.3 years	$4.29	2,463,556	$5.26

In connection with stock option grants to employees and non-employees during the years ended December 31, 1999 and 2000, Centra recorded deferred compensation of $2,722,000 and $1,199,000, respectively, which represents the aggregate difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes for grants to employees and the fair market value of the options for the non-employees. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options. Centra recorded compensation expense of $925,000, $887,000 and $752,000 during the years ended December 31, 2000, 2001 and 2002, respectively, related to these options.

1999 Employee Stock Purchase Plan

In November 1999, Centra adopted the 1999 Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan initially authorized the issuance of up to a total of 1,500,000 shares of Centra’s common stock to participating employees. As of December 31 of each year, Centra increases the number of shares reserved for issuance under the Stock Purchase Plan automatically by 2% of the total number of shares of our common stock then outstanding or, if less, 300,000 shares. As of December 31, 2002, there were 2,400,000 shares authorized for issuance under the Stock Purchase Plan.

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

The Stock Purchase Plan is administered by the compensation committee of the Board of Directors. Employees purchased 56,427, 156,975 and 577,314 shares of the Company’s common stock in the plan during the fiscal years ended December 31, 2000, 2001 and 2002, respectively.

Centra accounts for stock-based compensation for employees and directors under APB Opinion No. 25 and elected the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and directors using the Black-Scholes option pricing model. The assumptions used are as follows:

	Years Ended December 31,
Stock Options	2000	2001	2002
Risk-free interest rate	5.84%–6.72%	4.57%–5.39%	2.17%–2.32%
Expected dividend yield	—	—	—
Expected lives	7.5 years	7.5 years	5.0 years
Expected volatility	100%	109%	113%
Weighted average fair value of options granted during the year	$5.33	$5.43	$1.35

	Years Ended December 31,
Employee Stock Purchase Plans	2000	2001		2002
Risk-free interest rate	6.11%	3.21%	3.21%	1.89%	1.77%
Expected dividend yield	—	—	—	—	—
Expected lives	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	159%	162%	162%	119%	105%
Weighted average fair value of options granted during the year	$3.12	$2.73	$2.73	$0.34	$1.17

The expected volatility factors for fiscal 2000, 2001 and 2002 are based on the Company’s historical volatility. The weighted average exercise price of grants at fair market value during the years ended December 31, 2000, 2001 and 2002, was $6.13, $6.12 and $5.26, respectively. During 1999, Centra granted certain options with an exercise price below the deemed fair market value of the common stock. The weighted average exercise price and weighted average fair value of these options was $1.56 and $3.17, respectively.

The pro forma effects of applying SFAS No. 123 are as follows for the years ended December 31, 2000, 2001 and 2002:

	Years Ended December 31,
	2000	2001	2002
	(in thousands, except per share data)
Net loss attributable to common stockholders-
As reported	$(14,507)	$(16,682)	$(22,470)
Pro forma	$(16,729)	$(22,826)	$(28,865)
Basic and diluted net loss per share-
As reported	$(0.67)	$(0.68)	$(0.88)
Pro forma	$(0.77)	$(0.93)	$(1.13)

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because Centra’s employee stock options have characteristics significantly different from those of traded options, and as a result changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(c) Stockholder Rights Plan

On April 19, 2002, Centra adopted a stockholder rights plan. The rights plan is designed to help ensure that all of our stockholders receive fair and equal treatment in the event of any unsolicited proposal to acquire control of the Company. As part of the rights plan, we designated 300,000 shares of our authorized preferred stock as series A preferred stock. The adoption of the stockholder rights plan will affect the rights of holders of the Company’s common stock. In addition, any issuance of shares of series A preferred stock upon exercise of the rights will also affect the rights of holders of common stock.

(8) Employee Benefit Plan

Centra has adopted an employee benefit plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan allows employees to make pretax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, Centra may match a portion of the employee contribution up to a defined maximum and provide profit sharing to employees at its discretion. Centra made no contributions to the 401(k) Plan for the years ended December 31, 2000, 2001 and 2002.

(9) Valuation and Qualifying Accounts

The following is a summary of the allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts:

Years Ended	Balance Beginning of Year	Charged to Expense	Write-offs	Balance End of Year
December 31, 2000	194	410	27	577
December 31, 2001	577	448	387	638
December 31, 2002	638	447	592	493

(10) Quarterly Statements of Operations Information (unaudited)

The following table presents a summary of quarterly results of operations for 2001 and 2002:

	Quarters Ended,
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Total revenues	$9,072	$9,760	$9,236	$11,049	$7,510	$8,468	$8,134	$9,288

Gross profit	7,360	7,845	7,242	9,146	5,534	6,688	6,284	7,392

Net loss attributable to common stockholders	(3,798)	(6,271)	(3,999)	(2,614)	(5,856)	(4,226)	(3,496)	(8,892)

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.26)	$(0.16)	$(0.10)	$(0.23)	$(0.17)	$(0.14)	$(0.34)

(11) Subsequent Event

In January 2003, the Company announced a management succession plan, whereby it would initiate a search for a new President and Chief Executive Officer to succeed its current President and its current Chief Executive Officer. In February 2003, the Company retained an executive recruiter to facilitate the search. The Company is negotiating new severance agreements with its current President and its current Chief Executive Officer to retain them during the search process and to effect an orderly transition. Under the arrangements, if the executive officer were terminated without cause, or resigned after the date on which a new chief executive officer was appointed, they would be entitled to receive their base salary, target annual bonus and certain benefits for a period of one year. The Company anticipates that the cost associated with the management succession plan will be approximately $1.0 million, and expects to record the cost as an expense in 2003.