Form 10-Q
period 2003-03-31
CENTRA SOFTWARE INC
filed 2003-05-15
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-27861

Centra Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3268918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Registrant’s common stock as of May 12, 2003 was 26,558,273.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	December 31, 2002	March 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$25,891	$15,731
Short-term investments	12,353	21,233
Restricted cash	100	100
Accounts receivable, net of reserves of approximately $493 and $467 at December 31, 2002 and March 31, 2003, respectively	7,114	5,788
Prepaid expenses and other current assets	1,576	1,936

Total current assets	47,034	44,788

Property and Equipment, at cost:
Computers and equipment	8,856	9,000
Furniture and fixtures	963	963
Leasehold improvements	577	606

	10,396	10,569
Less: Accumulated depreciation and amortization	7,473	8,056

	2,923	2,513

Restricted cash	433	433
Other assets	101	135
Intangible assets, net of amortization	933	758

	$51,424	$48,627

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2,001	$2,001
Accounts payable	846	625
Accrued expenses	5,805	5,437
Deferred revenue	10,255	11,332

Total current liabilities	18,907	19,395

Long-term debt, net of current maturities	2,027	1,526

Stockholders’ equity:
Preferred stock, $0.001 par value-
Authorized-10,000,000 shares, no shares issued as of December 31, 2002 and March 31, 2003
Common stock, $0.001 par value-
Authorized-100,000,000 shares as of December 31, 2002 and March 31, 2003
Issued-26,802,774 and 26,840,530 shares at December 31, 2002 and March 31, 2003, respectively	27	27
Additional paid-in capital	111,204	111,172
Accumulated deficit	(80,195)	(83,114)
Deferred compensation	(471)	(324)
Accumulated other comprehensive income (loss)	(14)	6
Treasury stock (740,263 shares of common stock at December 31, 2002 and March 31, 2003, at cost)	(61)	(61)

Total stockholders’ equity	30,490	27,706

	$51,424	$48,627

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2003
Revenues:
License	$3,833	$4,365
Software services	1,159	1,843
Maintenance and professional services	2,518	3,475

Total revenues	7,510	9,683

Cost of Revenues:
License	89	140
Amortization of acquired developed technology	175	175
Software services	592	572
Maintenance and professional services(1)	1,120	1,031

Total cost of revenues	1,976	1,918

Gross profit	5,534	7,765

Operating Expenses:
Sales and marketing(1)	5,147	5,396
Product development(1)	3,123	2,938
General and administrative(1)	1,884	2,325
Compensation charge for issuance of stock options(1)	218	107
Merger transaction costs	1,187	—

Total operating expenses	11,559	10,766

Operating loss	(6,025)	(3,001)
Interest income	226	108
Interest expense	(52)	(41)
Other income (expense), net	(5)	15

Net loss	$(5,856)	$(2,919)

Basic and diluted net loss per share	$(0.23)	$(0.11)

Basic and diluted weighted average shares outstanding	25,174	26,075

(1)	Excludes compensation charge for issuance of stock options. The following summarizes the allocation of the compensation charge for issuance of stock options:

	Three Months Ended March 31,
	2002	2003
Cost of maintenance and professional services revenues	$6	$9
Sales and marketing	97	61
Product development	37	16
General and administrative	78	21

Total compensation charge for issuance of stock options	$218	$107

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2003
Cash Flows from Operating Activities:
Net loss	$(5,856)	$(2,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	824	760
Provision for bad debt	276	38
Compensation charge for issuance of stock options	218	107
Changes in assets and liabilities:
Accounts receivable	2,489	1,263
Prepaid expenses and other current assets	(651)	(396)
Accounts payable	840	(224)
Accrued expenses	(421)	(373)
Deferred revenue	317	1,114

Net cash used in operating activities	(1,964)	(630)

Cash Flows from Investing Activities:
Purchase of property and equipment	(620)	(173)
Purchase of short-term investments	(21,013)	(23,842)
Maturities of short-term investments	20,500	14,963
Restricted cash	(2)	—
Other assets	—	1

Net cash used in investing activities	(1,135)	(9,051)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	131	8
Payments on term loans	(392)	(500)
Payments on capital lease obligations	(2)	—

Net cash used in financing activities	(263)	(492)

Effect of foreign exchange rate changes on cash and cash equivalents	82	13
Net Decrease in Cash and Cash Equivalents	(3,280)	(10,160)
Cash and Cash Equivalents, beginning of period	25,424	25,891

Cash and Cash Equivalents, end of period	$22,144	$15,731

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$54	$40

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

On April 19, 2002, Centra adopted a stockholder rights plan. The rights plan is designed to help ensure that all of Centra’s stockholders receive fair and equal treatment in the event of any unsolicited proposal to acquire control of the Company. As part of the rights plan, the Company designated 300,000 shares of our authorized preferred stock as series A preferred stock. The adoption of the stockholder rights plan will affect the rights of holders of the Company’s common stock, and any issuance of shares of series A preferred stock upon exercise of the rights will also affect the rights of holders of common stock.

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

The accompanying consolidated financial statements for the three months ended March 31, 2002 and 2003 are unaudited, have been prepared on a basis consistent with the December 31, 2002 audited consolidated financial statements and include normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of the results of these periods. These consolidated statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the entire year or any other period.

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

Centra derives substantially all of its revenues from the sale of software licenses, application service provider (ASP) and hosting services, maintenance (post-contract support) and professional services. Maintenance includes telephone support, error correction or bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Centra executes contracts that govern the terms and conditions of each software license, each ASP and hosting agreement and maintenance and support and other professional services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized and thus affect the Company’s results of operations and financial condition.

Centra, generally, licenses its software products on a perpetual basis. Centra applies the provisions of SOP 97-2, as amended by SOP 98-9 to all transactions involving the sale of software products. Centra recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales to end-users. License sales to distributors or to value-added resellers are recognized when an end user customer has been identified and all other revenue recognition criteria above have been met. Advance payments are recorded as deferred revenue until the products are shipped, services are delivered or obligations are met. The Company does not offer a right of return on its products.

For all sales, Centra uses either a binding purchase order or a signed sales order and a signed license or service agreement as evidence of an arrangement. For arrangements with multiple elements (for example; the sale of a product license along with the sale of maintenance and support, and training and consulting to be delivered later), Centra allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. Centra defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of shipment or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.

At the time of the transaction, Centra assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. Billings to customers are generally due within 30 to 90 days. However, Centra has offered extended payment terms greater than 90 days but equal to or less than 180 days to certain customers, for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into larger scale license arrangements with us. Centra believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time license revenue is recognized. In addition, Centra assesses whether collection is probable or not based on the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s audited financial statements. Creditworthiness for transactions to existing customers is assessed through a review of their prior payment history. Centra does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company will defer the recognition of revenue until such time collection becomes reasonably assured, which is generally upon the receipt of payment.

Revenues from start-up fees associated with our ASP service are recognized over the contract period or estimated life of the ASP relationship, whichever is greater. Revenues related to ASP services are recognized on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues for hosting services are recognized ratably on a straight-line basis over the term that the hosting services are provided. Also, in instances where Centra hosts a customer’s purchased software on our server and network, Centra also provides the customer a copy of the software in addition to the one we keep on our server, and recognizes the license revenue as discussed above in accordance with EITF 00-3, Application of SOP 97-2 to Arrangements that Include the Rights to Use Software Stored on Another Entity’s Hardware.

Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Revenues from consulting and education services are recognized either as the services are performed, ratably over a subscription period, or upon completing a project milestone if defined in the agreement. Consulting and education services, including implementation, are not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customer or other vendors.

Centra records, as deferred revenues, any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of maintenance and support, ASP and hosting services and consulting and education services.

(d)    Cash, Cash Equivalents and Short-Term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Centra’s cash equivalents consist of money market accounts and federal agency notes, and, with cash, consist of the following at December 31, 2002 and March 31, 2003 (in thousands):

	December 31,	March 31,
	2002	2003
Cash and cash equivalents—
Cash	$2,421	$1,587
Money market accounts and federal agency notes	23,470	14,144

Total cash and cash equivalents	$25,891	$15,731

Centra accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value. At December 31, 2002 and March 31, 2003, Centra’s short-term investments consisted of the following (in thousands):

	December 31,	March 31,
	2002	2003
Short-term investments—
Federal agency notes (average 223 and 143 days remaining to maturity for the periods ended December 31, 2002 and March 31, 2003, respectively)	12,353	21,233

Total short-term investments	$12,353	$21,233

(e)    Restricted Cash

Restricted cash represents time deposits held at financial institutions in connection with the Company’s lease of office space. As of March 31, 2003, restricted cash represented the security for outstanding letters of credit expiring in September 2004 and July 2005. The letter of credit expiring in September 2004 is for $300,000 of which, $100,000 will be refunded to the Company as of September 1, 2003 and the letter of credit will be reduced to $200,000 for the remainder of the lease. The letter of credit expiring in July 2005 is for $233,000 that may be recovered by withholding the final payments due under the lease at the end of the lease term.

(f)    Intangible Assets and Other Long-Lived Assets

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

Intangible assets, net of amortization, consists of acquired technology that resulted from the acquisition of Mindlever.com during 2001. We account for these intangible assets in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The acquired technology long-lived asset is being amortized on a straight line over its estimated life of 3 years.

(g)    Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are net loss and foreign currency translation adjustment.

	Three Months Ended March 31,
	2002	2003
	(in thousands)

Net loss	$(5,856)	$(2,919)
Foreign currency translation adjustment	40	20

Comprehensive loss	$(5,816)	$(2,899)

(h)    Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share have been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase of 279,000 and 17,000 for the three months ended March 31, 2002 and 2003, respectively.

Options to purchase a total of 4,936,628 and 6,506,477 common shares have not been included in the computation of diluted net loss per share for the three months ended March 31, 2002 and 2003, respectively. These shares are considered antidilutive, as Centra has recorded a net loss for all periods presented.

(i)    Stock-Based Compensation

Centra accounts for stock-based compensation for employees and directors under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elected the disclosure-only alternative under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and directors using the Black-Scholes option pricing model. The assumptions used are as follows:

	Three Months Ended March 31,
	2002	2003
Risk free interest rate	1.68%–3.96%	1.14%–1.75%
Expected dividend yield	—	—
Expected lives	5.0 years	5.0 years
Expected volatility	107%	95%
Weighted average fair value of options granted during the period	$4.59	$0.95

The expected volatility factors for fiscal 2002 and 2003 are based on the Company’s historical volatility. The weighted average exercise price of grants at fair market value during the three months ended March 31, 2002 and 2003, was $5.60 and $4.01, respectively. During 1999, Centra granted certain options with an exercise price below the deemed fair market value of the common stock. The weighted average exercise price and weighted average fair value of these options was $1.56 and $3.17, respectively.

The pro forma effects of applying SFAS No. 123 are as follows for the three months ended March 31, 2002 and 2003 (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2003
Net loss, as reported	$(5,856)	$(2,919)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects,	$(1,681)	$(1,358)

Net loss, as adjusted	$(7,537)	$(4,277)

Basic and diluted net loss per share—
As reported	$(0.23)	$(0.11)
Pro forma	$(0.30)	$(0.16)

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because Centra’s employee stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate. In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(j)    Recent Accounting Pronouncements

In November 2002, the FASB issued FIN No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No.’s 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective during the first quarter of 2003 for all guarantees outstanding, regardless of when they were issued or modified. The adoption of FIN No. 45 did not have a material effect on our condensed consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred any significant expense under our product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on our financial position and results of operations.

(2)    Segment Information

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

Centra operates solely in one segment, the development and marketing of software products and related services, and therefore there is no impact to Centra’s consolidated financial statements of adopting SFAS No. 131. Centra’s revenues by geographic area are as follows (based on location of customer):

	Three Months Ended March 31,
	2002	2003
United States	67%	79%
Europe	24%	13%
Other	9%	8%

There are no significant long-lived assets located outside of the United States.

(3)    Contingencies

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiff filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. Centra intends to vigorously defend against the allegations, which it believes lack merit.

Winstar Bankruptcy Claim

The Company has been named as a defendant in an adversary proceeding arising out of the Winstar Communications, Inc. bankruptcy, which converted to a case under Chapter 7 on January 24, 2002. The claim alleges that Centra received a preferential transfer from the Debtor in the amount of $128,650.00, which amount was payment in full for a software license and maintenance support beginning September 2000. The bankruptcy trustee filed suit against Centra, along with numerous other entities, on April 8, 2003. Centra has not yet been served with the complaint. Centra intends to defend the claim and to assert several defenses, including that the transaction was ordinary course, a contemporaneous exchange for new value and that Centra gave subsequent new value to Winstar post-transfer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “expects,” “anticipates,” and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Overview,” “Critical Accounting Policies,” “Liquidity and Capital Resources,” and “Factors That Could Affect Future Results” and those appearing elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

Our products are available as packaged software applications, hosted services, and on a subscription basis through our application service provider, or ASP, offerings. Our products and services support a range of convenient business interactions online, including real-time virtual learning, large-scale Web conferences, and interactive Web meetings. Each real-time collaboration interface includes capabilities for Voice-Over-the-Internet-Protocol, or VOIP, audio conferencing, application sharing, real-time data exchange, shared workspaces, and facilities for session recording and playback. These products and services allow organizations to increase the productivity of their members and enhance the effectiveness of knowledge transfer while reducing travel, facilities, and telecommunications costs.

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

The Company’s critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2002, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2003. We did not make any changes to those policies during this period.

RESULTS OF OPERATIONS

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Three Months Ended March 31,
	2002	2003
Consolidated Statements of Operations Data:
Revenues:
License	51%	45%
Software services	15	19
Maintenance and professional services	34	36

Total revenues	100	100

Cost of Revenues:
License	1	1
Amortization of acquired developed technology	2	2
Software services	8	6
Maintenance and professional services(1)	15	11

Total cost of revenues	26	20

Gross profit	74	80

Operating Expenses:
Sales and marketing(1)	69	56
Product development(1)	42	30
General and administrative(1)	25	24
Compensation charge for issuance of stock options(1)	3	1
Merger transaction costs	16	—

Total operating expenses	155	111

Operating loss	(81)	(31)
Other income, net	2	1

Net loss	(79)%	(30)%

(1)	Excludes compensation charge for issuance of stock options, which is presented in the aggregate in a single line item below. See Note 1 to consolidated statements of operations.

Comparison of three months ended March 31, 2002 and 2003

Revenues.    Total revenues increased by $2.2 million, or 29%, to $9.7 million for the three months ended March 31, 2003, from $7.5 million for the three months ended March 31, 2002. The increase reflects increases in maintenance and professional services, software services and license revenues driven by improved sales in the North America and Asia Pacific regions and by follow-on sales into our installed base of customers in all regions. Overall, we believe that revenue growth will continue to be modest over the next couple of quarters as constraints on technology spending continue. However, we believe that the continued expansion of our distribution channels, including telesales and the addition of new value-added resellers and integrated technology solution providers for North America, along with the optimization of our direct field sales force, will help to drive new account acquisition and continued revenues in the future.

•	Software license revenues increased by $532,000, or 14%, to $4.4 million for the three months ended March 31, 2003, from $3.8 million for the three months ended March 31, 2002. The increase resulted from an increase in the number of software license transactions including transactions which were in the license backlog at the beginning of the quarter and recognized as revenue during the quarter.

•	Software services revenues, which includes our ASP and hosting services, increased by $684,000, or 59%, to $1.8 million for the three months ended March 31, 2003, from $1.2 million for the three months ended March 31, 2002. The increase resulted from added growth in new ASP accounts and ASP subscription renewal rates of over 90%. We expect software services revenues to continue to grow because we believe that a significant percentage of customers will prefer to purchase an ASP service due to a lower initial purchase cost and because ASP software licenses do not require the licensee to maintain IT infrastructure or resources to deploy licenses onsite. However, we can give no assurances that we will continue to achieve similar rates of ASP renewals or that our ASP service revenues will grow in future periods. Software services revenues represented 19% of total revenues for the three months ended 2003, compared to 15% of total revenues for the three months ended 2002.

•	Maintenance and professional services revenues, which includes our maintenance, consulting and education services, increased by $957,000, or 38%, to $3.5 million for the three months ended March 31, 2003, from $2.5 million for the three months ended March 31, 2002. The increase primarily came from an increase in the total number of renewals of annual maintenance and support contracts, an increase in education services revenues and an increase in consulting services. We expect services revenues to continue to increase in future periods as our installed base of licensees grows and new maintenance contracts are added. The rate of the increase may vary from period to period, depending primarily upon the value of new maintenance contracts added. Any increases may be offset by non-renewals of any maintenance contracts. Professional services and maintenance revenues represented 36% of total revenues for the three months ended 2003 compared to 34% of total revenues for the three months ended 2002.

Cost of license revenues.    Cost of license revenues increased by $51,000, or 57%, to $140,000 for the three months ended March 31, 2003, from $89,000 for the three months ended March 31, 2002. Cost of license revenues was 3% of license revenues for the three months ended March 31, 2003 and 2% of license revenues for the three months ended March 31, 2002. The increase was attributable to both higher fixed royalty costs and higher variable royalty costs as the result of a higher volume of license sales transactions. Since a significant portion of our license costs represent royalties charged on a per unit rate of product sold, we expect that cost of license revenues will vary in the future depending upon the unit volume of products sold. However, we believe the overall cost of license revenues per unit will decline in the short term as the next version release of our products, expected to be available in June 2003, will exclude some third-party technologies that are subject to royalties that we include in the current version of our products.

Amortization of acquired developed technology.    In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology which is being amortized over a three-year estimated useful life. Amortization of acquired developed technology was $175,000 for both the three months ended March 31, 2002 and 2003.

Cost of software services revenues.    Our cost of software service revenues includes (1) salaries and related expenses for our ASP and hosted services organizations, (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing our services, and (3) direct costs related to our hosting and ASP service offerings. Cost of software services revenues decreased by $20,000, or 3%, to $572,000 for the three months ended March 31, 2003, from $592,000 for the three months ended March 31, 2002. Cost of software services revenues declined over the prior year as we reduced our Internet Service Provider costs by changing vendors and by utilizing excess ASP capacity. Cost of software services revenues was 31% of software services revenues for the three months ended March 31, 2003 and 51% of software services revenues for the three months ended March 31, 2002. We anticipate that the cost of software services revenues will increase to the extent that we continue to expand capacity of our ASP service beyond current capacity to meet demand.

Cost of maintenance and professional services revenues.    Our cost of maintenance and professional services revenues includes (1) salaries and related expenses for our consulting, education and technical support services organizations and (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing our services. Cost of maintenance and professional services revenues decreased by $89,000, or 8%, to $1.0 million for the three months ended March 31, 2003, from $1.1 million for the three months ended March 31, 2002. This decrease was primarily due to a shift in allocating technical support costs from our perpetual customers to our ASP customers reflecting a higher rate of increase in our new ASP customer base versus new perpetual customers. Costs allocated to support our ASP customers is reflected in our cost of software services revenues. Cost of maintenance and professional services revenues was 30% of maintenance and professional services revenues for the three months ended March 31, 2003 and 44% of maintenance and professional services revenues for the three months ended March 31, 2002 We anticipate that the cost of maintenance and professional services revenues will increase slightly quarter to quarter to the extent that we continue to generate new customers and associated services revenues.

Sales and marketing expenses.    Sales and marketing expenses increased by $249,000, or 5%, to $5.4 million for the three months ended March 31, 2003, from $5.1 million for the three months ended March 31, 2002. The increase was primarily attributable to increased sales commissions and bonuses due to increased revenues for the quarter and a higher commission rate. Sales and marketing expenses were 56% of total revenues for the three months ended March 31, 2003 and 68% of total revenues for the three months ended March 31, 2002. In the future, we expect sales and marketing expenses to increase as revenues increase.

Product development expenses.    Product development expenses decreased by $185,000, or 6%, to $2.9 million for the three months ended March 31, 2003, from $3.1 million for the three months ended March 31, 2002. The decrease primarily resulted from a decrease in headcount and the related expenses as a result of the reduction of the Company’s workforce in April 2002, and to a lesser extent, a decrease of our costs related to the localization of our products in foreign languages, due to the timing of new product and language releases. Product development expenses were 30% of total revenues for the three months ended March 31, 2003 and 42% of total revenues for the three months ended March 31, 2002. We expect product development expenses to increase slightly in future periods as we make additional investments to further develop and localize new, and enhance existing, products to address the real-time enterprise collaboration market.

General and administrative expenses.    General and administrative expenses increased by $441,000, or 23%, to $2.3 million for the three months ended March 31, 2003, from $1.9 million for the three months ended March 31, 2002. The increase was due to recruiting costs incurred in the first quarter related to our announced search for a new president and CEO and increases in legal and audit costs associated with compliance to the recently enacted regulations for public companies, such as the Sarbanes-Oxley Act of 2002. General and administrative expenses were 24% of total revenues for the three months ended March 31, 2003 and 25% of total revenues for the three months ended March 31, 2002. We anticipate that general and administrative expenses will increase in 2003 related to severance charges to be incurred in connection with the succession of our current President and our current Chief Executive Officer. In addition to severance costs, we expect our general and administrative expenses, primarily legal, audit and consulting expenses will increase as a result of complying with these new, and any additional, regulations pertaining to public companies.

Compensation charge for issuance of stock options.    We incurred a charge of $107,000 or 1% of total revenues for the three months ended March 31, 2003, a decrease of $111,000 from $218,000 or 3% of total revenues in the three months ended March 31, 2002, related to the issuance of stock options with an exercise price lower than the fair market value on the date of grant during 1999 and 2000. These options, which vest over periods of between four and five years, will result in additional compensation expense of approximately $324,000 through February 2005. The decrease was attributable to the cancellation of options upon termination of employment of some of these option holders.

Merger transaction costs.    In the three months ended March 31, 2002, we recorded a charge of $1.2 million for costs incurred related to the proposed merger with SmartForce PLC. The costs consisted primarily of advisory, legal and retainer fees. There were no merger transaction costs in the three-month period ended March 31, 2003. We do not expect to incur any further costs related to this transaction.

Interest income.    Interest income decreased by $118,000 to $108,000 for the three months ended March 31, 2003, from $226,000 for the three months ended March 31, 2002. Interest income consists of interest on our cash, cash equivalents and short-term investments. The decrease was primarily attributable to declines in both the balances of, and interest rates for, cash, cash equivalents and short-term investments.

Interest and other income or expense.    Interest expense decreased by $11,000 to $41,000 for the three months ended March 31, 2003, from $52,000 for the three months ended March 31, 2002. The decrease was attributable to the decrease in interest on our term loans as the result of a decrease in the bank’s prime interest rate. Other income or expense, net changed by $20,000 to an income of $15,000 for the three months ended March 31, 2003, from an expense of $5,000 for the three months ended March 31, 2002, resulting from the change in the net foreign exchange gains and losses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had cash and cash equivalents of $15.7 million and short-term investments of $21.2 million, a decrease of $10.2 million of cash and cash equivalents from $25.9 million at December 31, 2002, and an increase of $8.8 million of short-term investments from $12.4 million as of December 31, 2002. The net combined decrease of $1.3 million for cash, cash equivalents and short-term investments resulted primarily from cash used to fund operations, including cash used for repayment of term loans of $500,000. Our working capital as of March 31, 2003 was $25.4 million, compared to $28.1 million as of December 31, 2002.

Cash used in operating activities was $630,000 for the three months ended March 31, 2003, primarily due to a net loss of $2.9 million, partially offset by a decrease in accounts receivable of $1.3 million and an increase in deferred revenue of $1.1 million. For the three months ended March 31, 2002, our operating activities had resulted in net cash outflows of $2.0 million due to a net loss of $5.9 million, partially offset by a decrease in accounts receivable of $2.5 million.

Cash used in investing activities was $9.1 million for the three months ended March 31, 2003. Investing activities consisted of purchases of short-term marketable securities of $23.8 million and the purchase of $173,000 of property and equipment to support current operations, partially offset by maturities of short-term marketable securities of $15.0 million. For the three months ended March 31, 2002, our investing activities had resulted in net cash outflows of $1.1 million resulting from purchases of short-term marketable securities of $21.0 million, and purchases of $620,000 of property and equipment, partially offset by maturities of short-term marketable securities of $20.5 million.

Cash used in financing activities for the three months ended March 31, 2003 and 2002 were $492,000 and 263,000, respectively, almost all related to the payments made on term loans under our equipment line of credit. Partially offsetting the cash used in financing activities were the proceeds from the exercise of stock options.

Centra has an equipment line of credit/term loan facility, with a bank. On December 22, 2000, May 4, 2001 and September 26, 2002, Centra amended its equipment line of credit agreement to allow for additional borrowings of $2.0, $2.5 and $1.8 million, respectively, of which $3.5 million remains outstanding at March 31, 2003. Interest is payable monthly based on the prime rate (4.25% at March 31, 2003) plus 0.50%. Amounts outstanding are payable in 36 equal monthly installments beginning on October 1, 2001. All borrowings are secured by substantially all of Centra’s assets. The current amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and short-term investments of $25 million and to hold 25% of the Company’s cash, cash equivalents and short-term investments in a combination of either operating, deposit or investment accounts at the bank. At March 31, 2003, the Company was in compliance with the covenants under the equipment line of credit and approximately $255,000 was available for borrowings under the line.

Capital expenditures totaled $620,000 and $173,000 for the three months ended March 31, 2002 and 2003, respectively. Our capital expenditures consisted of purchases of assets to manage our internal operations and our ASP service, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to increase from their current levels for the remainder of 2003 as we enhance our ASP service infrastructure and improve our internal information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with bank equipment loans.

Days sales outstanding, or DSO (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at March 31, 2003 was 54 days, a decline of 15 days compared to DSO as of December 31, 2002. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable and DSO may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customer’s payment cycle. Historically, international customers and resellers pay at a slower rate than domestic customers. An increase in revenue generated from international customers and resellers may increase our DSO and accounts receivable balance. Also, due to the current economic climate, we may observe an increase in the length of our domestic customers’ payment cycle. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

COMMITMENTS AND CONTINGENCIES

As of March 31, 2003, our primary financial commitments consisted of obligations outstanding under long-term debt, capital and operating leases and other contractual obligations. In our Annual Report on Form 10-K for the year ended December 31, 2002, we included under the heading “Commitments” a table setting forth the Company’s commitments and contingencies as of that date.

On April 8, 2003, Centra was named as a defendant in an adversary proceeding arising out of the Winstar Communications, Inc. bankruptcy. See “Legal Proceedings.”

In January 2003, we announced a management succession plan. We initiated a search for a new President and Chief Executive Officer to succeed our current President and our current Chief Executive Officer. In February 2003, we retained an executive recruiter to facilitate this search. We are negotiating new severance agreements with our current President and our current Chief Executive Officer to retain them during the search process and to effect an orderly transition. Under the arrangements, if the executive officer were terminated without cause, or resigned after the date on which a new chief executive officer was appointed, he would be entitled to receive his base salary, target annual bonus and certain benefits for a period of one year. If both executive officers were terminated under circumstances triggering our severance obligation, we would incur approximately $900,000 in costs associated with the management succession plan. We will account for these costs as expenses during the period in which the terminations take place, and we will pay the sums over the 12 month period following termination.

FACTORS THAT COULD AFFECT FUTURE RESULTS

As defined under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain “forward-looking statements” regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: estimates, and assumptions and judgments relating to our critical accounting policies, technological difficulties, the results of future research, uncertainty of product demand and market acceptance for our CentraOne(TM) collaboration platform, our ASP service and our other current and future products; the effect of economic conditions; quarterly fluctuations in our operating results attributable to the timing and amount of orders for our products and services; our ability to maintain our leadership position in collaborative eLearning and to successfully address opportunities in the real-time communication and collaboration arena; the impact of competitive products and pricing; our ability to manage and integrate the operation of the business of MindLever.com, Inc., acquired on April 30, 2001; and other risk factors contained in the section titled “Factors That Could Affect Future Results” beginning on page 34 of our annual report on Form 10-K for the period ended December 31, 2002. If any of these factors actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline. There is no assurance that we will be able to implement our operating plans as anticipated or achieve projected revenue and earnings goals.

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

Our success depends on our senior management team.

Our future success depends to a significant degree on our senior management team. A change in our management team or the inability of our officers and key employees to work effectively as a team could have a material adverse effect on our business, operating results and financial condition. We are currently engaged in a search for an individual to replace our Chief Executive Officer and our President. However, we can give no assurance that we will be able to identify and recruit an individual with sufficient qualifications and capabilities to replace these officers.

We have incurred substantial losses in the past and may not achieve profitability in the future.

Since we began operations, we have incurred substantial net losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may fall. We had net losses of $13.9 million in 2000, $16.7 million in 2001, $22.5 million in 2002 and $2.9 million for the three months ended March 31, 2003. As a result of ongoing operating losses, we had an accumulated deficit of $83.1 million at March 31, 2003. We expect to continue to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to attain profitability.

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

The market for eLearning and real-time enterprise collaboration products and services is highly competitive. We expect that our competition in this market will intensify in the future which is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our real-time enterprise collaboration solution from a variety of software and services vendors. In addition, larger companies with more resources than we have could enter our market and either reduce our sales or require us to lower our prices, or both.

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

To increase our revenues, we must optimize our direct field sales force, our inside sales organization. In addition, we must continue to enhance relationships with our value-added resellers, integrated technology solution partners and alliance partners, including technology, content and service providers, to leverage our indirect distribution channel. We intend to focus on improving the productivity and effectiveness of our direct and inside sales organizations over the next 12 months through training and focused marketing programs. However, we cannot be sure that we will be successful in training and motivating our sales staff to increase productivity or in retaining qualified sales personnel. In addition, we must effectively leverage our relationships with our indirect channel and alliance partners. Our existing, or future, indirect channel and alliance partners may choose to devote greater resources to marketing and supporting the products of other companies including our competitors. Also, we may face conflicts between our sales force and our indirect channel and alliance partners. Our inability to effectively optimize the efforts of our direct and inside sales organizations and our indirect distribution channel could limit our future revenue growth and hurt our future operating results.

Our performance depends on our ability to win business and obtain follow-on sales.

Customers typically place small initial orders for our products to allow them to evaluate their performance. A key element of our business to date and our future strategy is to expand usage of our products within the customer organization to generate more significant follow-on sales. Our financial performance depends on successful initial deployments of our products that, in turn, lead to follow-on sales. If the initial deployments of our products are unsuccessful, we may be unable to obtain follow-on sales. In addition, even if initial deployments are successful, there can be no assurances that customers will choose to make follow-on purchases, which could have a material adverse effect on our ability to grow revenues.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to foreign currency exchange rates and to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Foreign Currency

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. International sales are typically denominated in Euros, British Pounds, Australian Dollars or in U.S. Dollars. Since some of our sales internationally are currently priced in U.S. Dollars, a strengthening of the Dollar could make our products less competitive in foreign markets. In the three months ended March 31, 2003, the Company generated approximately 21% of its revenues outside of the United States. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets. Gains and losses resulting from foreign exchange transactions are netted and included in other expense, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. Dollar as of March 31, 2003, would not have a material impact on the Company’s results of operations for the three months ended March 31, 2003.

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

Investments in fixed rate interest earning financial instruments are subject to interest rate risk and will decrease in value if market interest rates were to increase. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the fair value of the portfolio. If market interest rates were to decline, the interest earned on our investment portfolio would decrease. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three months ended March 31, 2003, would have decreased by less than $95,000. This estimate assumes that the decrease occurred on the first day of the quarter and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will largely depend on the gross amount of our portfolio.

Our long-term debt and available line of credit require interest payments calculated at variable interest rates. If interest rates were to increase, the interest payments on our long-term debt would also increase. The effect of any such increase in interest expense would be partially offset by any resulting increase in interest income from our investment portfolio.

Item 4.    Controls and Procedures

Disclosure controls and procedures are controls and other procedures we designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file with or submit to the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiff filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. Centra intends to vigorously defend against the allegations, which it believes lack merit.

Winstar Bankruptcy Claim

The Company has been named as a defendant in an adversary proceeding arising out of the Winstar Communications, Inc. bankruptcy, which converted to a case under Chapter 7 on January 24, 2002. The claim alleges that Centra received a preferential transfer from the Debtor in the amount of $128,650.00, which amount was payment in full for a software license and maintenance support beginning September 2000. The bankruptcy trustee filed suit against Centra, along with numerous other entities, on April 8, 2003. Centra has not yet been served with the complaint. Centra intends to defend the claim and to assert several defenses, including that the transaction was ordinary course, a contemporaneous exchange for new value and that Centra gave subsequent new value to Winstar post-transfer.

Item 2.    Changes in Securities and Use of Proceeds

(a)	In the three months ended March 31, 2003, we granted options to purchase 677,500 shares of our common stock and we issued 37,756 shares of our common stock upon the exercise of employee stock options.

(b)	Use of Proceeds from Sales of Registered Securities

On February 8, 2000, we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The aggregate proceeds from the offering were $80.5 million. Our net proceeds from the offering were approximately $73.2 million. From the effective date through March 31, 2003, we used approximately $6.5 million for payments of dividends to preferred shareholders, $28.1 million to fund operations, $1.5 million for capital expenditures, $1.7 million for payment of MindLever debt, $3.3 million for the MindLever acquisition and $3.2 million to pay amounts outstanding under our loans. As of March 31, 2003, we had approximately $28.9 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in highly liquid money market accounts and government-backed securities as defined in our current investment policy.

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

A report on Form 8-K was filed on April 29, 2003, regarding changes to the Company’s board of directors.

A report on Form 8-K was filed on April 30, 2003, regarding the Company’s earning release for the three months ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 15, 2003.

CENTRA SOFTWARE, INC.

By:	/s/ STEPHEN A. JOHNSON
Stephen A. Johnson Chief Financial Officer, Treasurer, and Secretary (duly authorized officer and principal financial and accounting officer)

FORM OF SECTION 302 CERTIFICATION

I, Leon Navickas, certify that:

1.	I have reviewed this quarterly report of form 10-Q of Centra Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ LEON NAVICKAS
Leon Navickas Chief Executive Officer

FORM OF SECTION 302 CERTIFICATION

I, Stephen A. Johnson, certify that:

7.	I have reviewed this quarterly report of form 10-Q of Centra Software, Inc.;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ STEPHEN A. JOHNSON
Stephen A. Johnson Chief Financial Officer, Treasury, Secretary

EXHIBIT INDEX

(a)	Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference.)

3.2

Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of Centra Software, Inc. (filed as exhibit 4.2 to our Current Report on Form 8-K filed April 22, 2002).

3.3	Amended and Restated By-Laws (filed as exhibit 3.4 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference.)