Form 10-Q
period 2003-06-30
CENTRA SOFTWARE INC
filed 2003-08-14
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-27861

Centra Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3268918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

430 Bedford Street, Lexington, MA 02420
(Address of Principal Executive Offices)

(781) 861-7000

(Registrant’s Telephone Number, Including Area Code)

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2003 was 26,601,093.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	December 31, 2002	June 30, 2003
Assets
Current Assets:
Cash and cash equivalents	$25,891	$10,258
Short-term investments	12,353	25,632
Restricted cash	100	100
Accounts receivable, net of reserves of approximately $493 and $461 at December 31, 2002 and June 30, 2003, respectively	7,114	6,649
Prepaid expenses and other current assets	1,576	1,520

Total current assets	47,034	44,159

Property and Equipment, at cost:
Computers and equipment	8,856	9,162
Furniture and fixtures	963	963
Leasehold improvements	577	605

	10,396	10,730
Less: Accumulated depreciation and amortization	7,473	8,594

	2,923	2,136

Restricted cash	433	433
Other assets	101	135
Intangible assets, net of amortization	933	583

	$51,424	$47,446

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2,001	$2,086
Accounts payable	846	1,103
Accrued expenses	5,805	4,959
Deferred revenue	10,255	12,116

Total current liabilities	18,907	20,264

Long-term debt, net of current maturities	2,027	1,196

Stockholders’ Equity:
Preferred stock, $0.001 par value-
Authorized-10,000,000 shares, no shares issued as of December 31, 2002 and June 30, 2003
Common stock, $0.001 par value-
Authorized-100,000,000 shares as of December 31, 2002 and June 30, 2003
Issued-26,802,774 and 27,315,061 shares at December 31, 2002 and June 30, 2003, respectively	27	27
Additional paid-in capital	111,204	111,535
Accumulated deficit	(80,195)	(85,321)
Deferred compensation	(471)	(207)
Accumulated other comprehensive income (loss)	(14)	13
Treasury stock (740,263 shares of common stock at December 31, 2002 and June 30, 2003, at cost)	(61)	(61)

Total stockholders’ equity	30,490	25,986

	$51,424	$47,446

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues:
License	$4,244	$4,613	$8,077	$8,978
Software services	1,349	2,093	2,508	3,936
Maintenance and professional services	2,875	3,686	5,393	7,161

Total revenues	8,468	10,392	15,978	20,075

Cost of Revenues:
License	102	133	191	273
Amortization of acquired developed technology	175	175	350	350
Software services(1)	517	551	1,109	1,123
Maintenance and professional services(1)	986	1,084	2,106	2,115

Total cost of revenues	1,780	1,943	3,756	3,861

Gross profit	6,688	8,449	12,222	16,214

Operating Expenses:
Sales and marketing(1)	5,397	5,446	10,544	10,842
Product development(1)	2,915	2,984	6,038	5,922
General and administrative(1)	2,066	2,189	3,950	4,514
Compensation charge for issuance of stock options (1)	209	113	427	220
Merger transaction costs	52	—	1,238	—
Restructuring charges	439	—	439	—

Total operating expenses	11,078	10,732	22,636	21,498

Operating loss	(4,390)	(2,283)	(10,414)	(5,284)
Interest income	208	120	434	228
Interest expense	(47)	(34)	(99)	(75)
Other income (expense), net	2	(10)	(3)	5

Net loss	$(4,227)	$(2,207)	$(10,082)	$(5,126)

Basic and diluted net loss per share	$(0.17)	$(0.08)	$(0.40)	$(0.20)

Basic and diluted weighted average shares outstanding	25,437	26,385	25,399	26,231

(1)	Excludes compensation charge for issuance of stock options. The following summarizes the allocation of the compensation charge for issuance of stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Cost of service revenues	$6	$9	$12	$18
Sales and marketing	93	42	190	103
Product development	34	15	71	31
General and administrative	76	47	154	68

Total compensation charge for issuance of stock options	$209	$113	$427	$220

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2003
Cash Flows from Operating Activities:
Net loss	$(10,082)	$(5,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,656	1,476
Provision for bad debt	353	108
Compensation charge for issuance of stock options	439	220
Adjustment to excess capacity reserve	(481)	—
Changes in assets and liabilities:
Accounts receivable	3,048	402
Prepaid expenses and other current assets	(450)	(12)
Accounts payable	(57)	252
Accrued expenses	(779)	(893)
Deferred revenue	958	1,822

Net cash used in operating activities	(5,395)	(1,751)

Cash Flows from Investing Activities:
Purchase of property and equipment	(841)	(342)
Purchase of short-term investments	(26,505)	(36,080)
Maturities of short-term investments	37,507	22,801
Restricted cash	(3)	—
Other assets	(35)	1

Net cash provided by (used in) investing activities	10,123	(13,620)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	490	375
Treasury stock buy-back	(18)	—
Proceeds from term loans	—	255
Payments on term loans	(785)	(1,000)
Payments on capital lease obligations	(3)	—

Net cash used in financing activities	(316)	(370)

Effect of foreign exchange rate changes on cash and cash equivalents	85	108

Net increase (decrease) in cash and cash equivalents	4,497	(15,633)
Cash and cash equivalents, beginning of period	25,424	25,891

Cash and cash equivalents, end of period	$29,921	$10,258

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$106	$75

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Operations and Significant Accounting Policies

Centra Software, Inc., together with its wholly-owned subsidiaries (Centra or the Company), is a leading provider of application software and services for the real-time enterprise collaboration, or RTEC, market. Its products and services augment operational business processes to enable real-time, group-oriented human interaction over corporate networks and the Internet to accelerate product introductions, deliver hands-on software application deployments and change-management initiatives, expand training to employees and external channel partners, and facilitate customer interaction and online selling.

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

On April 30, 2001, pursuant to an Agreement and Plan of Merger by and among the Company, MindLever.com, Inc. (MindLever) and M-L Acquisition Co. (which has been renamed “Centra RTP, Inc.,” a wholly-owned subsidiary of the Company), the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2.9 million in cash, the issuance of 509,745 shares of common stock valued at approximately $3.8 million and acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7.2 million. The acquisition was accounted for using the purchase method in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations.

Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, rapid technological changes, significant competition, dependence on key individuals, quarterly performance fluctuations, evolution and growth of the real-time enterprise collaboration market, failure to effectively manage changes in our business environment, and our ability to enhance existing products and services and to develop new products and services.

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

The accompanying consolidated financial statements for the three and six months ended June 30, 2002 and 2003 are unaudited, have been prepared on a basis consistent with the December 31, 2002 audited consolidated financial statements and include normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of these periods. These consolidated statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the entire year or any other period.

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

Centra derives its revenues from the sale of software licenses, application service provider (ASP) and hosting services, maintenance (post-contract support) and professional services. Maintenance includes telephone support, error correction or bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Centra executes contracts that govern the terms and conditions of each software license, each ASP and hosting agreement and each maintenance and support and other professional services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized and thus affect the Company’s results of operations and financial condition.

Centra, generally, licenses its software products on a perpetual basis. Centra applies the provisions of SOP 97-2, as amended by SOP 98-9 to all transactions involving the sale of software products. Centra recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales to end-users. License sales to distributors or to value-added resellers are recognized when an end-user customer has been identified and all other revenue recognition criteria above have been met. The Company does not offer a right of return on its products.

For all sales, Centra uses either a binding purchase order and/or a signed sales order and a signed license or service agreement as evidence of an arrangement. For arrangements with multiple elements (for example; the sale of a product license along with the sale of maintenance and support, and training and consulting to be delivered later), Centra allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. Centra defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of shipment or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.

At the time of the transaction, Centra assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. Billings to customers are generally due within 30 to 90 days. However, Centra has offered extended payment terms greater than 90 days but equal to or less than 180 days to certain customers, for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into larger scale license arrangements with us. Centra believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time license revenue is recognized. In addition, Centra assesses whether collection is probable or not, based on the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s audited financial statements. Creditworthiness for transactions to existing customers is assessed through a review of their prior payment history. Centra does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company will defer the recognition of revenue until such time collection becomes reasonably assured, which is generally upon the receipt of payment.

Revenues from start-up fees associated with our ASP service are recognized over the contract period or estimated life of the ASP relationship, whichever is greater. Revenues related to ASP services are recognized ratably on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues for hosting services are recognized ratably on a straight-line basis over the term that the hosting services are provided. Also, in instances where Centra hosts a customer’s purchased software on our server and network, Centra also provides the customer a copy of the software in addition to the one we keep on our server, and recognizes the license revenue for the purchased software in accordance with our revenue recognition policy for licensed software as discussed above and in accordance with EITF 00-3, Application of SOP 97-2 to Arrangements that Include the Rights to Use Software Stored on Another Entity’s Hardware.

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

(d) Cash, Cash Equivalents and Short-Term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Centra’s cash and cash equivalents consisted of the following at December 31, 2002 and June 30, 2003 (in thousands, unaudited):

	December 31, 2002	June 30, 2003
Cash and cash equivalents-
Cash	$2,421	$2,045
Money market accounts and federal agency notes	23,470	8,213

Total cash and cash equivalents	$25,891	$10,258

Centra accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value. At December 31, 2002 and June 30, 2003, Centra’s short-term investments consisted of the following (in thousands, unaudited):

	December 31, 2002	June 30, 2003
Short-term investments-
Federal agency notes (average 223 and 227 days remaining to maturity for the periods ended December 31, 2002 and June 30, 2003, respectively)	$12,353	$25,632

Total short-term investments	$12,353	$25,632

(e) Restricted Cash

Restricted cash represents time deposits held at financial institutions in connection with the Company’s lease of office space. As of June 30, 2003, restricted cash represented the security for outstanding letters of credit expiring in September 2004 and July 2005. The letter of credit expiring in September 2004 is for $300,000 of which, $100,000 will be refunded to the Company as of September 1, 2003 and the letter of credit will be reduced to $200,000 for the remainder of the lease. The letter of credit expiring in July 2005 is for $233,000 that may be recovered by withholding the final payments due under the lease at the end of the lease term.

(f) Intangible Assets and Other Long-Lived Assets

Centra reviews the valuation of long-lived assets, including property and equipment and acquired capitalized software costs, under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Under these provisions, Centra is required to assess the recoverability of long-lived assets and acquired capitalized software costs whenever events and circumstances indicate that the carrying value may not be recoverable at the end of each reporting period. Factors that Centra considers important that could trigger an impairment review of long-lived assets include the following:

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

Intangible assets, net of amortization, consists of acquired technology that resulted from the acquisition of MindLever.com during 2001. We account for these intangible assets in accordance with SFAS No. 86. The acquired technology long-lived asset is being amortized on a straight line over its estimated life of 3 years.

(g) Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are net loss and foreign currency translation adjustment and are as follows for the six months ended June 30, 2002 and 2003 (in thousands, unaudited):

	Six Months Ended June 30,
	2002	2003
Net loss	$(10,082)	$(5,126)
Foreign currency translation adjustment	41	27

Comprehensive loss	$(10,041)	$(5,099)

(h) Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share have been computed by dividing the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase, into the net loss attributable to common stockholders.

Basic and diluted net loss per share are as follows, (in thousands, except per share amounts, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss attributable to common stockholders	$(4,227)	$(2,207)	$(10,082)	$(5,126)

Basic and diluted shares:
Weighted average shares of common and series A and B preferred stock outstanding	25,531	26,402	25,493	26,248
Less: Weighted average shares subject to repurchase	(94)	(17)	(94)	(17)

Weighted average shares of common and series A and B preferred stock outstanding used in computing basic and diluted net loss per share	25,437	26,385	25,399	26,231

Basic and diluted net loss per share	$(0.17)	$(0.08)	$(0.40)	$(0.20)

Options to purchase a total of 5,975,000 and 6,401,000 common shares have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2002 and 2003, respectively. These shares are considered anti-dilutive, as Centra has recorded a net loss for all periods presented.

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

The pro forma effects of applying SFAS No. 123 are as follows for the three and six months ended June 30, 2002 and 2003 (in thousands, except per share data, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2002	2003	2002	2003
Net loss, as reported	$(4,227)	$(2,207)	$(10,082)	$(5,126)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,708)	$(1,223)	$(3,273)	$(2,543)

Net loss, as adjusted	$(5,935)	$(3,430)	$(13,355)	$(7,669)

Basic and diluted net loss per share-
As reported	$(0.17)	$(0.08)	$(0.40)	$(0.20)
Pro forma	$(0.24)	$(0.12)	$(0.53)	$(0.30)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Centra’s employee stock options have characteristics significantly different from those of traded options, therefore, changes in the subjective input assumptions can materially affect the fair value estimate. In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(j) Recent Accounting Pronouncements

In November 2002, the FASB issued FIN No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No.’s 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective during the first quarter of 2003 for all guarantees outstanding, regardless of when they were issued or modified. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. Interpretation No. 46 clarifies Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, related to whether companies should consolidate certain entities, called variable interest entities. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for which a variable interest was in place prior to February 1, 2003. The Company does not expect the adoption of this Interpretation to have a material impact on its financial condition or results of operations.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable preferred financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

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

Centra operates solely in one segment, the development, sales and marketing of software products and related services. Centra’s revenues by geographic area are as follows (based on location of customer, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
United States	81%	79%	74%	78%
Europe	16%	13%	20%	14%
Other	3%	8%	6%	8%

There are no significant long-lived assets located outside of the United States.

(3) Contingencies

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. Centra presently plans to participate in this settlement, which is expected to be funded by Centra’s insurers. The settlement is subject to finalization and court approval. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

Winstar Bankruptcy Claim

The Company has been named as a defendant in an adversary proceeding arising out of the Winstar Communications, Inc. bankruptcy, which converted to a case under Chapter 7 on January 24, 2002. The claim alleges that Centra received a preferential transfer from the Debtor in the amount of $128,650, which amount was payment in full for a software license and maintenance support beginning September 2000. The bankruptcy trustee filed suit against Centra, along with numerous other entities, on April 8, 2003. Centra was served with the complaint in August 2003. Centra intends to defend against the claim and to assert several defenses, including that the transaction was in the ordinary course, a contemporaneous exchange for new value and that Centra gave subsequent new value to Winstar post-transfer.

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

Our products are available as packaged software applications, hosted services, and on a subscription basis through our application service provider, or ASP, offerings. Our products and services support a range of convenient business interactions online, including real-time virtual learning, large-scale Web conferences and interactive Web meetings. Each real-time collaboration interface includes capabilities for voice-over-the-Internet-protocol, or VoIP, audio conferencing, application sharing, real-time data exchange, shared workspaces, and facilities for session recording and playback. These products and services allow organizations to increase the productivity of their members and enhance the effectiveness of knowledge transfer while reducing travel, facilities and telecommunications costs.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition and the valuation of long-lived assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2002, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” We have reviewed those policies and determined that they remain our critical accounting policies for the three and six months ended June 30, 2003. We did not make any changes to those policies during this period.

Results of Operations

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Consolidated Statements of Operations Data:
Revenues:
License	50%	44%	50%	45%
Software services	16	20	16	19
Maintenance and professional services	34	36	34	36

Total revenues	100	100	100	100

Cost of Revenues:
License	1	1	1	1
Amortization of acquired developed technology	2	2	2	2
Software services	6	5	7	6
Maintenance and professional services(1)	12	11	13	10

Total cost of revenues	21	19	23	19

Gross profit	79	81	77	81

Operating Expenses:
Sales and marketing(1)	64	52	66	54
Product development(1)	35	29	38	30
General and administrative(1)	24	21	25	22
Compensation charge for issuance of stock options (1)	2	1	2	1
Merger transaction costs	1	—	8	—
Restructuring charges	5	—	3	—

Total operating expenses	131	103	142	107

Operating loss	(52)	(22)	(65)	(26)
Other income, net	2	1	2	1

Net loss	(50)%	(21)%	(63)%	(25)%

(1)	Excludes compensation charge for issuance of stock options, which is presented in the aggregate in a single line item below. See Note 1 to consolidated statements of operations.

Comparison of three months ended June 30, 2002 and 2003

Revenues. Total revenues increased by $1.9 million, or 23%, to $10.4 million for the three months ended June 30, 2003, from $8.5 million for the three months ended June 30, 2002. The increase reflects higher follow-on and recurring sales into our installed base of customers. Overall, we believe that revenue growth will continue to be modest for the next couple of quarters as constraints on technology spending continue. However, we believe that with the continued expansion of our distribution channels, including telesales and the addition of new value-added resellers and integrated technology solution providers for North America, along with the launch of our latest product release, Centra 7, in June 2003, new account acquisition and add-on business from our existing customers will increase.

•	Software license revenues increased by $369,000, or 9%, to $4.6 million for the three months ended June 30, 2003, from $4.2 million for the three months ended June 30, 2002. The increase resulted from an increase in the number of software license transactions sold during the quarter. Software license revenues represented 44% of total revenues for the three months ended June 30, 2003, compared to 50% of total revenues for the three months ended June 30, 2002.

•	Software services revenues, which includes our ASP and hosting services, increased by $744,000, or 55%, to $2.1 million for the three months ended June 30, 2003, from $1.3 million for the three months ended June 30, 2002. The increase resulted from added growth in new ASP accounts and continued high renewal rates for our ASP subscriptions. We expect software services revenues to continue to grow as we believe that a significant percentage of customers will prefer to purchase an ASP service due to a lower initial purchase cost and because ASP software licenses do not require the licensee to maintain an IT infrastructure or resources to deploy our software licenses onsite. However, we can give no assurances that we will continue to achieve similar rates of ASP renewals or that our ASP service revenues will grow in future periods. Software services revenues represented 20% of total revenues for the three months ended June 30, 2003, compared to 16% of total revenues for the three months ended June 30, 2002.

•	Maintenance and professional services revenues, which includes our maintenance, consulting and education services, increased by $811,000, or 28%, to $3.7 million for the three months ended June 30, 2003, from $2.9 million for the three months ended June 30, 2002. The increase was primarily attributable to an increase in the total number of renewals of annual maintenance and support contracts, and an increase in education services revenues. We expect services revenues to continue to increase in future periods as our installed base of license-based users grows and new maintenance contracts are added. The rate of the increase may vary from period to period, depending primarily upon the value of new maintenance contracts added. Any increases may be offset by non-renewals of any maintenance contracts. Professional services and maintenance revenues represented 36% of total revenues for the three months ended June 30, 2003 compared to 34% of total revenues for the three months ended June 30, 2002.

Cost of license revenues. Cost of license revenues increased by $31,000, or 30%, to $133,000 for the three months ended June 30, 2003, from $102,000 for the three months ended June 30, 2002. The increase was attributable to both higher fixed royalty costs and higher variable royalty costs as the result of a higher volume of license sales transactions. Since a significant portion of our license costs represents royalties charged on a per unit rate of product sold, we expect that cost of license revenues will vary in the future depending upon the unit volume and mix of products sold. However, we believe the overall cost of license revenues per unit will decline in the short term as the latest version of our products (released in June 2003), excludes some third-party technologies that were subject to royalties and included in the previous version of our products. Cost of license revenues was 3% of license revenues for the three months ended June 30, 2003 and 2% of license revenues for the three months ended June 30, 2002.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which is being amortized over a three-year estimated useful life. Amortization of acquired developed technology was $175,000 for both the three months ended June 30, 2002 and 2003.

Cost of software services revenues. Our cost of software service revenues includes (1) salaries and related expenses for our ASP and hosted services organizations, (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing these services, (3) a technical support allocation consisting primarily of a portion of our technical support expenses that is attributable to providing technical support to our ASP customer base and (4) direct costs related to our hosting and ASP service offerings. Cost of software services revenues increased by $34,000, or 7%, to $551,000 for the three months ended June 30, 2003, from $517,000 for the three months ended June 30, 2002. This increase was primarily due to an increase in our new ASP customer base. Cost of software services revenues was 26% of software services revenues for the three months ended June 30, 2003 and 38% of software services revenues for the three months ended June 30, 2002. We anticipate that the cost of software services revenues will increase in absolute dollars to the extent that we continue to expand the capacity of our ASP service beyond current capacity to meet demand.

Cost of maintenance and professional services revenues. Our cost of maintenance and professional services revenues includes (1) salaries and related expenses for our consulting, education and technical support services organizations and (2) an overhead allocation consisting primarily of that portion of facilities, communications and depreciation expenses that is attributable to providing these services. Cost of maintenance and professional services revenues increased by $98,000, or 10%, to $1.1 million for the three months ended June 30, 2003, from $1.0 million for the three months ended June 30, 2002. This increase was primarily due to an increase in headcount and related expenses in our technical support, consulting and education organizations to address the needs of a larger customer base. Cost of maintenance and professional services revenues was 29% of maintenance and professional services revenues for the three months ended June 30, 2003 and 34% of maintenance and professional services revenues for the three months ended June 30, 2002. We anticipate that the cost of maintenance and professional services revenues will increase slightly quarter to quarter in absolute dollars to the extent that we continue to generate new customers and associated services revenues.

Sales and marketing expenses. Sales and marketing expenses remained relatively flat at $5.4 million for the three months ended June 30, 2003, compared with the three months ended June 30, 2002. However, certain expenses related to salaries and bonuses increased during the three months ended June 30, 2003 over the three months ended June 30, 2002. Offsetting these increases were decreases in recruiting and employment fees, marketing activities related to trade shows and advertising and field sales operating expenses. Sales and marketing expenses were 52% of total revenues for the three months ended June 30, 2003 and 64% of total revenues for the three months ended June 30, 2002. In the future, we expect sales and marketing expenses to increase as revenues increase but decline as a percentage of revenues.

Product development expenses. Product development expenses increased slightly by $69,000, or 2%, to $3.0 million for the three months ended June 30, 2003, from $2.9 million for the three months ended June 30, 2002. The increase was primarily due to an increase in consulting services for software integration with third party software products and costs related to the launch of the latest version of our products which was released in June 2003. Product development expenses were 29% of total revenues for the three months ended June 30, 2003 and 35% of total revenues for the three months ended June 30, 2002. We expect product development expenses to increase slightly in absolute dollars in future periods as we make additional investments to further develop and localize new, and enhance existing, products to address the real-time enterprise collaboration market.

General and administrative expenses. General and administrative expenses increased by $123,000, or 6%, to $2.2 million for the three months ended June 30, 2003, from $2.1 million for the three months ended June 30, 2002. The increase was due primarily to increased consulting, legal, and audit costs associated with compliance with the recently enacted regulations for public companies, such as the Sarbanes-Oxley Act of 2002. General and administrative expenses were 21% of total revenues for the three months ended June 30, 2003 and 24% of total revenues for the three months ended June 30, 2002. We anticipate that general and administrative expenses will increase in the third quarter of 2003 by approximately $750,000, of which approximately $450,000 is for severance charges and approximately $300,000 is for the non-cash stock compensation charge for the modification of stock options, all related to the separation of our current president and chief operating officer. In addition to these severance costs, we expect that our general and administrative expenses, primarily legal, audit and consulting expenses, will increase slightly as a result of complying with these new, and any additional, regulations pertaining to public companies.

Compensation charge for issuance of stock options. We incurred a charge of $113,000 or 1% of total revenues for the three months ended June 30, 2003, a decrease of $96,000 from $209,000 or 2% of total revenues in the three months ended June 30, 2002, related to the issuance of stock options with an exercise price lower than the fair market value on the date of grant during 1999 and 2000. These options, which vest over periods of between four and five years, will result in additional compensation expense of approximately $207,000 through February 2005. The decrease was attributable to the cancellation of some of these options upon termination of employment by the option holders.

Merger transaction costs. In the three months ended June 30, 2002, we recorded a charge of $52,000 for costs incurred related to the proposed merger with SmartForce. The costs consisted primarily of advisory, legal and retainer fees. There were no merger transaction costs in the three-month period ended June 30, 2003. We do not expect to incur any further costs related to this transaction.

Restructuring charges. In the three months ended June 30, 2002, we recorded a charge of $439,000 related to a reduction of the Company’s workforce in April, 2002. The charges consist primarily of severance payments, benefits and outplacement services. There were no restructuring charges in the three-month period ended June 30, 2003. The Company does not expect to incur any further charges related to this restructuring.

Interest income. Interest income decreased by $88,000 to $120,000 for the three months ended June 30, 2003, from $208,000 for the three months ended June 30, 2002. Interest income consists of interest on our cash, cash equivalents and short-term investments. The decrease reflects declines in both the balances of, and interest rates for, cash, cash equivalents and short-term investments.

Interest expense and other income or expense, net. Interest expense decreased by $13,000 to $34,000 for the three months ended June 30, 2003, from $47,000 for the three months ended June 30, 2002. The decrease was due to a reduction in interest on our term loans as the result of a decrease in the bank’s prime interest rate. Other income or expense, net, changed by $12,000 to reflect a net expense of $10,000 for the three months ended June 30, 2003, from a net income of $2,000 for the three months ended June 30, 2002, resulting from changes in net foreign exchange gains and losses.

Comparison of six months ended June 30, 2002 and 2003

Revenues. Total revenues increased by $4.1 million, or 26%, to $20.1 million for the six months ended June 30, 2003, from $16.0 million for the six months ended June 30, 2002. The increase reflects higher follow-on and recurring sales into our installed base of customers in all regions.

•	Software license revenues increased by $901,000, or 11%, to $9.0 million for the six months ended June 30, 2003, from $8.1 million for the six months ended June 30, 2002. The increase resulted from an increase in the number of software license transactions sold during the first half. Software license revenues represented 45% of total revenues for the six months ended 2003, compared to 50% of total revenues for the six months ended 2002.

•	Software services revenues increased by $1.4 million, or 57%, to $3.9 million for the six months ended June 30, 2003, from $2.5 million for the six months ended June 30, 2002. The increase resulted from added growth in new ASP accounts and continued high renewal rates for our ASP subscriptions. Software services revenues represented 19% of total revenues for the six months ended 2003, compared to 16% of total revenues for the six months ended 2002.

•	Maintenance and professional services revenues increased by $1.8 million, or 33%, to $7.2 million for the six months ended June 30, 2003, from $5.4 million for the six months ended June 30, 2002. The increase reflects an increase in the total number of renewals of annual maintenance and support contracts and an increase in education services revenues. Professional services and maintenance revenues represented 36% of total revenues for the six months ended 2003 compared to 34% of total revenues for the six months ended 2002.

Cost of license revenues. Cost of license revenues increased by $82,000, or 43%, to $273,000 for the six months ended June 30, 2003, from $191,000 for the six months ended June 30, 2002. Cost of license revenues was 3% of license revenues for the six months ended June 30, 2003 and 2% of license revenues for the six months ended June 30, 2002. The increase was attributable to both higher fixed royalty costs and higher variable royalty costs as the result of a higher volume of license sales transactions.

Amortization of acquired developed technology. Amortization of acquired developed technology was $350,000 related to our April 2001 acquisition of MindLever.com, for both the six months ended June 30, 2002 and 2003.

Cost of software services revenues. Cost of software services revenues remained relatively flat for the six months ended June 30, 2003 and 2002 at $1.1 million. Cost of software services revenues was 29% of software services revenues for the six months ended June 30, 2003 and 44% of software services revenues for the six months ended June 30, 2002.

Cost of maintenance and professional services revenues. Cost of maintenance and professional services revenues remained relatively flat for the six months ended June 30, 2003 and 2002 at $2.1 million. Cost of maintenance and professional services revenues was 30% of maintenance and professional services revenues for the six months ended June 30, 2003 and 39% of maintenance and professional services revenues for the six months ended June 30, 2002.

Sales and marketing expenses. Sales and marketing expenses increased by $298,000, or 3%, to $10.8 million for the six months ended June 30, 2003, from $10.5 million for the six months ended June 30, 2002. The increase was primarily attributable to increased sales commissions and bonuses due to increased revenues and a higher effective commission rate and increased salaries related to sales and marketing personnel. These increases were partially offset by decreases in marketing activities related to tradeshow and advertising expenses and a reduction in bad debt expense reflecting an unplanned increase in specific bad debt expense incurred in 2002. Sales and marketing expenses were 54% of total revenues for the six months ended June 30, 2003 and 66% of total revenues for the six months ended June 30, 2002.

Product development expenses. Product development expenses decreased by $116,000, or 2%, to $5.9 million for the six months ended June 30, 2003, from $6.0 million for the six months ended June 30, 2002. The decrease was primarily due to a decrease in localization costs and depreciation expense offset by increased costs associated with consulting services for software integration with third-party software products. Product development expenses were 30% of total revenues for the six months ended June 30, 2003 and 38% of total revenues for the six months ended June 30, 2002.

General and administrative expenses. General and administrative expenses increased by $564,000, or 14%, to $4.5 million for the six months ended June 30, 2003, from $3.9 million for the six months ended June 30, 2002. The increase was attributable to recruiting costs incurred in the first quarter related to our announced search for a new president and chief executive officer and increased legal, audit and consulting costs associated with compliance of the recently enacted regulations for public companies, such as the Sarbanes-Oxley Act of 2002. General and administrative expenses were 22% of total revenues for the six months ended June 30, 2003 and 25% of total revenues for the six months ended June 30, 2002.

Compensation charge for issuance of stock options. We incurred a charge of $220,000 or 1% of total revenues for the six months ended June 30, 2003, a decrease of $207,000 from $427,000, or 2% of total revenues, in the six months ended June 30, 2002, related to the issuance of stock options with an exercise price lower than the fair market value on the date of grant during 1999 and 2000. The decrease was attributable to the cancellation of some of these options upon termination of employment of the option holders.

Merger transaction costs. In the six months ended June 30, 2002, we recorded a charge of $1.2 million for costs incurred related to the proposed merger with SmartForce. The costs consisted primarily of advisory, legal and retainer fees. There were no merger transaction costs in the six-month period ended June 30, 2003. We do not expect to incur any further costs related to this transaction.

Restructuring charges. In the six months ended June 30, 2002, we recorded a charge of $439,000 related to a reduction of the Company’s workforce in April, 2002. The charges consist primarily of severance payments, benefits and outplacement services. There were no restructuring charges in the six-month period ended June 30, 2003. The Company does not expect to incur any further charges related to this restructuring.

Interest income. Interest income decreased by $206,000 to $228,000 for the six months ended June 30, 2003, from $434,000 for the six months ended June 30, 2002. Interest income consists of interest on our cash, cash equivalents and short-term investments. The decrease reflects a decline in both the balances of, and interest rates for, cash, cash equivalents and short-term investments.

Interest expense and other income or expense, net. Interest expense decreased by $24,000 to $75,000 for the six months ended June 30, 2003, from $99,000 for the six months ended June 30, 2002. The decrease was due to a reduction in interest on our term loans as the result of a decrease in the bank’s prime interest rate. Other income or expense, net, changed by $8,000 to a net income of $5,000 for the six months ended June 30, 2003, from a net expense of $3,000 for the six months ended June 30, 2002, resulting from changes in net foreign exchange gains and losses.

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents of $10.3 million and short-term investments of $25.6 million, a decrease of $15.6 million of cash and cash equivalents from $25.9 million at December 31, 2002, and an increase of $13.3 million of short-term investments from $12.4 million as of December 31, 2002. The net combined decrease of $2.4 million for cash, cash equivalents and short-term investments resulted primarily from cash used to fund operations, including cash used for repayment of term loans of $1.0 million. Our working capital as of June 30, 2003 was $23.9 million, compared to $28.1 million as of December 31, 2002.

Cash used in operating activities was $1.8 million for the six months ended June 30, 2003, primarily due to a net loss of $5.1 million, partially offset by an increase in deferred revenue of $1.8 million related primarily to increases in ASP subscriptions and maintenance contracts, non-cash expenses of $1.8 million and a decrease in accounts receivable of $402,000. For the six months ended June 30, 2002, our operating activities had resulted in net cash outflows of $5.4 million due to a net loss of $10.1 million, partially offset by a decrease in accounts receivable of $3.0 million, non-cash expenses of $2.4 million and an increase in deferred revenue of $1.0 million.

Cash used in investing activities was $13.6 million for the six months ended June 30, 2003. Investing activities consisted of purchases of short-term marketable securities of $36.1 million and purchases of $342,000 of property and equipment to support current operations, offset by maturities of short-term marketable securities of $22.8 million. Net cash provided by investing activities was $10.1 million for the six months ended June 30, 2002, resulting from maturities of short-term marketable securities of $37.5 million, partially offset by purchases of marketable securities of $26.5 million and purchases of $841,000 of property and equipment to support operations.

Cash used in financing activities was $370,000 for the six months ended June 30, 2003 related to payments made on our equipment line of credit/term loan facility of $1.0 million. Partially offsetting the cash used in financing activities were receipts from the issuance of common stock under the employee stock purchase plan or from the exercise of stock options of $375,000 and proceeds from drawings under our equipment line of credit/term loan facility of $255,000 in the six months ended June 30, 2003. Cash used in financing activities was $316,000 for the six months ended June 30, 2002 resulting primarily from payments made on our equipment line of credit/term loan facility of $785,000, offset by receipts from the issuance of common stock under the employee stock purchase plan or from the exercise of stock options of $490,000.

Centra has an equipment line of credit/term loan facility, with a bank. On December 22, 2000, May 4, 2001 and September 26, 2002, Centra amended its equipment line of credit agreement to allow for additional borrowings of $2.0, $2.5 and $1.8 million, respectively, of which the balance owed to the bank at June 30, 2003 was $3.3 million. Interest is payable monthly based on the prime rate (4.25% at June 30, 2003) plus 0.50%. Amounts owed are payable in 36 equal monthly installments beginning on October 1, 2001. All borrowings are secured by substantially all of Centra’s assets. The current amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and short-term investments of $25 million and to hold 25% of the Company’s cash, cash equivalents and short-term investments in a combination of either operating, deposit or investment accounts at the bank. At June 30, 2003, the Company was in compliance with the covenants under the equipment line of credit and the availability for borrowings under the current line has been fully used.

Capital expenditures totaled $342,000 and $841,000 for the six months ended June 30, 2003 and 2002, respectively. Our capital expenditures consisted of purchases of assets to manage our internal operations and our ASP service, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to increase from their current levels in 2003 for the remainder of 2003 as we continue to enhance our ASP service infrastructure and improve our internal information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with bank equipment loans.

Days sales outstanding, or DSO (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at June 30, 2003 was 58 days, an increase of four days compared to DSO as of March 31, 2003 and a decline of 11 days compared to DSO as of December 31, 2002. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable and DSO may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customer’s payment cycle. Historically, international customers and resellers pay at a slower rate than domestic customers. An increase in revenue generated from international customers and resellers may increase our DSO and accounts receivable balance. Also, due to the current economic climate, we may observe an increase in the length of our domestic customers’ payment cycle. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

In the past, we experienced a period of rapid growth that resulted in significant increases in our operating expenses. More recently, due to economic conditions beyond our control, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. We anticipate that our operating expenses in the immediate future will remain relatively flat as we continue our cost containment efforts. While we anticipate that our operating expenses and capital expenditures will constitute a material use of our cash resources, we may also utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalent balances together with our short-term investments will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. However, thereafter, we may need to raise additional funds to support our operations, or acquire complementary businesses or technologies. If we seek to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, the securities could have rights, preferences or privileges senior to our common stock. See “Factors That Could Affect Future Results – We may require additional funds” in this Item 2.

Commitments and Contingencies

As of June 30, 2003, our primary financial commitments consisted of obligations outstanding under long-term debt, capital and operating leases and other contractual obligations. In our Annual Report on Form 10-K for the year ended December 31, 2002, we included under the heading “Commitments” a table setting forth the Company’s commitments and contingencies as of that date.

On April 8, 2003, Centra was named as a defendant in an adversary proceeding arising out of the Winstar Communications, Inc. bankruptcy. See “Legal Proceedings.”

In January 2003, we announced a management succession plan and initiated a search for a new president and chief executive officer to succeed our current president and our current chief executive officer. On July 31, 2003, we announced that Paul R. Gudonis was joining the Company as president and chief executive officer and as a director, that Leon Navickas would remain as chairman of the board and would continue to serve as the Company’s chief strategy officer, and that Anthony J. Mark, Centra’s president and chief operating officer, would be retiring after a brief transition period. In order to retain Messrs. Navickas and Mark during the search process, and to effect an orderly transition, we negotiated new employment agreements with each of them, which were finalized and executed in July 2003. Under the agreements, if either officer is terminated without cause, or resigns after the date on which a new chief executive officer is appointed (or in Mr. Marks’ case after a brief transition period), he will be entitled to receive his base salary, target annual bonus and certain benefits for a period of one year. If the employment of both executive officers terminated under circumstances triggering our severance obligation, we would incur approximately $900,000 in cash costs associated with their termination. We would account for these costs as expenses during the period in which the terminations took place, and we would pay the sums over the 12-month period following termination. Additionally, we would incur non-cash expenses relating to options held by the departing executive. In Mr. Mark’s case, we expect to incur cash costs of approximately $450,000, and to recognize a non-cash expense of approximately $300,000 relating to the modification of certain options held by him, in the quarter ending September 30, 2003.

Factors That Could Affect Future Results

As defined under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain “forward-looking statements” regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: estimates, assumptions and judgments relating to our critical accounting policies, technological difficulties, the results of future research, uncertainty of product demand and market acceptance for our Centra 7 enterprise application, our ASP service and our other current and future products, the effect of economic conditions, quarterly fluctuations in our operating results attributable to the timing and amount of orders for our products and services, our ability to maintain our leadership position in collaborative eLearning and to successfully address opportunities in the real-time communication and collaboration arena, the impact of competitive products and pricing, and other risk factors contained in the section titled “Factors That Could Affect Future Results” beginning on page 34 of our annual report on Form 10-K for the period ended December 31, 2002. If any of these factors actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline. There is no assurance that we will be able to implement our operating plans as anticipated or achieve projected revenue and earnings goals.

Important factors that could cause our actual results to differ from the forward-looking statements described above include, but are not limited to, the factors outlined below.

Our periodic operating results may fluctuate significantly. This makes it more difficult to predict our future financial performance and increases the likelihood that our results for a particular period could fall below the expectations of investors, which could cause the price of our stock to drop rapidly and/or severely.

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

On July 31, 2003, we announced that Paul R. Gudonis was joining the Company as president and chief executive officer and as a director, that Leon Navickas would remain as chairman of the board and would continue to serve as the company’s chief strategy officer, and that Anthony Mark, our president and chief operating officer, would be retiring after a brief transition period. Our future success will depend in part on our ability to carry out this transition. Changes in our management team or the inability of our executive officers and key employees to work effectively as a team could have a material adverse effect on our business, operating results and financial condition.

We have incurred substantial losses in the past and may not achieve profitability in the future.

Since we began operations, we have incurred substantial net losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may fall. We had net losses of $13.9 million in 2000, $16.7 million in 2001, $22.5 million in 2002 and $5.1 million for the six months ended June 30, 2003. As a result of ongoing operating losses, we had an accumulated deficit of $85.3 million at June 30, 2003. We expect to continue to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to attain profitability.

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

To increase our revenues, we must optimize our direct field sales force and our inside sales organization. In addition, we must continue to enhance relationships with our value-added resellers, integrated technology solution partners and alliance partners, including technology, content and service providers, to leverage our indirect distribution channel. We are continuing to focus on improving the productivity and effectiveness of our direct and inside sales organizations through training and focused marketing programs. However, we cannot be sure that we will be successful in training and motivating our sales staff to increase productivity or in retaining qualified sales personnel. In addition, we must effectively leverage our relationships with our indirect channel and alliance partners. Our existing, or future, indirect channel and alliance partners may choose to devote greater resources to marketing and supporting the products of other companies including our competitors. Also, we may face conflicts between our sales force and our indirect channel and alliance partners. Our inability to effectively optimize the efforts of our direct and inside sales organizations and our indirect distribution channel could limit our future revenue growth and hurt our future operating results.

Our success depends on our ability to win business and obtain follow-on sales.

Customers typically place small initial orders for our products to allow them to evaluate their performance. A key element of our business to date and our future strategy is to expand usage of our products within the customer organization to generate more significant follow-on sales. Our financial performance depends on successful initial deployments of our products that, in turn, lead to follow-on sales. If the initial deployments of our products are unsuccessful, we will likely be unable to obtain follow-on sales. In addition, even if initial deployments are successful, there can be no assurances that customers will choose to make follow-on purchases, which could have a material adverse effect on our ability to grow revenues.

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

In addition to our North American operations, we have established sales, marketing and service operations in Europe and the Pacific Rim and we sell through distributors and resellers in a number of countries around the world. These activities require resources and management attention beyond those required for our domestic operations and subject us to additional regulatory, economic and political risks. Given our limited experience in international markets, we cannot be sure that our international operations will be successful. In addition, we face added risks in doing business internationally. These risks could reduce demand for our products and services, lower the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

•	longer payment cycles and problems in collecting accounts receivable;

•	adverse changes in trade and tax regulations;

•	the absence or significant lack of legal protection for intellectual property rights;

•	the adoption of data privacy laws or regulations;

•	selling under contracts governed by local law;

•	difficulties in managing an organization spread over several countries, including complications arising from cultural, language and time differences that may lengthen sales and implementation cycles;

•	localization of technology;

•	the possibility of disruption caused by war, civil unrest, or terrorist activities in various regions around the world;

•	political and economic instability and

•	currency risks, including fluctuations in exchange rates.

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

Because of the foregoing factors, our operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on them as indicative of our future performance. You should also evaluate our prospects in light of the risks, expenses and difficulties commonly encountered by comparable companies in new and rapidly emerging markets. We cannot assure you that we will successfully address the risks and challenges that face us. In addition, although we have experienced significant revenue growth in the past, we cannot assure you that our revenues will continue to grow or that we will become or remain profitable in the future.

Certain provisions of our charter and of Delaware law make a takeover of our company more difficult.

Our corporate documents and Delaware law contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage, delay or prevent a change in the control of Centra or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Additionally, the Company has entered into agreements with certain employees and executive officers, which, among other things, include certain severance and change of control provisions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to foreign currency exchange rates and to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Foreign Currency

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. International sales are typically denominated in Euros, British Pounds, Australian Dollars or in U.S. Dollars. Since some of our sales internationally are currently priced in U.S. Dollars, a strengthening of the U.S. Dollar could make our products less competitive in foreign markets. In the three and six months ended June 30, 2003, the Company generated approximately 21% and 22% of its revenues, respectively, outside of the United States. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets. Realized gains and losses resulting from foreign exchange transactions are netted and included in other expense, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. Dollar as of June 30, 2003, would not have a material impact on the Company’s results of operations for the three and six months ended June 30, 2003.

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

Investments in fixed rate interest earning financial instruments are subject to interest rate risk and will decrease in value if market interest rates were to increase. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the fair value of the portfolio. If market interest rates were to decline, the interest earned on our investment portfolio would decrease. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three and six months ended June 30, 2003, would have decreased by less than $100,000 and $200,000, respectively. This estimate assumes that the decrease occurred on the first day of the period and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will largely depend on the gross amount of our portfolio.

Our long-term debt and available line of credit require interest payments calculated at variable interest rates. If interest rates were to increase, the interest payments on our long-term debt would also increase. The effect of any such increase in interest expense would be partially offset by any resulting increase in interest income from our investment portfolio.

Item 4. Controls and Procedures

As required under the Sarbanes-Oxley Act of 2002, Our chief executive officer and chief financial officer conducted a review of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(e) and 15d-14(e)) in connection with the preparation of this report. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. Centra presently plans to participate in this settlement, which is expected to be funded by Centra’s insurers. The settlement is subject to finalization and court approval. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

Winstar Bankruptcy Claim

The Company has been named as a defendant in an adversary proceeding arising out of the Winstar Communications, Inc. bankruptcy, which converted to a case under Chapter 7 on January 24, 2002. The claim alleges that Centra received a preferential transfer from the Debtor in the amount of $128,650, which amount was payment in full for a software license and maintenance support beginning September 2000. The bankruptcy trustee filed suit against Centra, along with numerous other entities, on April 8, 2003. Centra was served with the complaint in August 2003. Centra intends to defend against the claim and to assert several defenses, including that the transaction was in the ordinary course, a contemporaneous exchange for new value and that Centra gave subsequent new value to Winstar post-transfer.

Item 2. Changes in Securities and Use of Proceeds

(a)	In the six months ended June 30, 2003, we granted options to purchase 860,250 shares of our common stock and we issued 512,287 shares of our common stock upon the exercise of employee stock options and the employee stock purchase plan.

(b)	Use of Proceeds from Sales of Registered Securities

On February 8, 2000, we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The aggregate proceeds from the offering were $80.5 million. Our net proceeds from the offering were approximately $73.2 million. From the effective date through June 30, 2003, we used approximately $6.5 million for payments of dividends to preferred shareholders, $29.2 million to fund operations, $1.4 million for capital expenditures, $1.7 million for payment of MindLever debt, $3.3 million for the MindLever acquisition and $3.7 million to pay amounts outstanding under our loans. As of June 30, 2003, we had approximately $27.4 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in highly liquid money market accounts and government-backed securities as defined in our current investment policy.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 12, 2003. Two substantive matters were submitted to a vote of the security holders: (1) the election of two Class I Directors to serve until the 2006 annual meeting and (2) a proposal to amend our 1999 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the plan by 1,000,000, to 7,100,000 shares. As of April 25, 2003, the record date for the meeting, there were outstanding 26,106,736 shares of common stock entitled to vote at the meeting. At the meeting, 22,947,641 shares were represented in person or by proxy. At the meeting, the vote with respect to each substantive matter proposed to the stockholders was as follows:

Election of Class I Directors:

	VOTES FOR:	AUTHORITY WITHHELD:
Leonard M. Kawell, Jr.	20,738,097	2,209,544
Douglas M. Ferguson	20,738,067	2,209,574

Amendment of 1999 Stock Incentive Plan:

VOTES FOR:	VOTES AGAINST:	ABSTENTIONS:	UNVOTED:
16,757,083	6,155,862	34,686	10

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference).

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of Centra Software, Inc. (filed as exhibit 4.2 to our Current Report on Form 8-K filed April 22, 2002).

3.3	Amended and Restated By-Laws (filed as exhibit 3.4 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference).

10.1	Form of Employment Agreements between Centra Software, Inc. and each of the following: (a) Leon Navickas, dated July 22, 2003 (b) Anthony J. Mark, dated July 25, 2003

10.2	Amended and Restated 1999 Stock Incentive Plan

31.1	Form of Section 302 Certification signed by each of the following: (a) Leon Navickas, dated August 14, 2003 (b) Stephen A. Johnson, dated August 14, 2003

32.1	Form of Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003, signed by Leon Navickas and Stephen A. Johnson.

(b)	Reports on Form 8-K

A report on Form 8-K was filed on July 30, 2003, regarding the Company’s earning release for the three and six months ended June 30, 2003 and the Company’s announcement of a new president and chief executive officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 14, 2003.

Centra Software, Inc.

By:	Stephen A. Johnson
Stephen A. Johnson Chief Financial Officer, Treasurer, and Secretary (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

(a)	Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference).

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of Centra Software, Inc. (filed as exhibit 4.2 to our Current Report on Form 8-K filed April 22, 2002).

3.3	Amended and Restated By-Laws (filed as exhibit 3.4 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference).

10.1	Form of Employment Agreements between Centra Software, Inc. and each of the following: (a) Leon Navickas, dated July 22, 2003 (b) Anthony J. Mark, dated July 25, 2003

10.2	Amended and Restated 1999 Stock Incentive Plan

31.1	Form of Section 302 Certification signed by each of the following: (a) Leon Navickas, dated August 14, 2003 (b) Stephen A. Johnson, dated August 14, 2003

32.1	Form of Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003, signed by Leon Navickas and Stephen A. Johnson.