Form 10-Q
period 2003-09-30
CENTRA SOFTWARE INC
filed 2003-11-14
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2003 was 26,924,435.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	December 31, 2002	September 30, 2003

Assets
Current Assets:
Cash and cash equivalents	$25,891	$10,198
Short-term investments	12,353	23,705
Restricted cash	100	—
Accounts receivable, net of reserves of approximately $493 and $449 at December 31, 2002 and September 30, 2003, respectively	7,114	7,301
Prepaid expenses and other current assets	1,576	1,372

Total current assets	47,034	42,576

Property and Equipment, at cost:
Computers and equipment	8,856	9,285
Furniture and fixtures	963	963
Leasehold improvements	577	650

	10,396	10,898
Less: Accumulated depreciation and amortization	7,473	9,112

	2,923	1,786

Restricted cash	433	433
Other assets	101	108
Intangible assets, net of amortization	933	408

	$51,424	$45,311

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2,001	$2,086
Accounts payable	846	901
Accrued expenses	5,805	5,782
Deferred revenue	10,255	11,114

Total current liabilities	18,907	19,883

Long-term debt, net of current maturities	2,027	674

Stockholders’ Equity:
Preferred stock, $0.001 par value-Authorized-10,000,000 shares, no shares issued as of December 31, 2002 and September 30, 2003
Common stock, $0.001 par value-Authorized-100,000,000 shares as of December 31, 2002 and September 30, 2003 Issued-26,802,774 and 27,420,353 shares at December 31, 2002 and September 30, 2003, respectively	27	28
Additional paid-in capital	111,204	111,968
Accumulated deficit	(80,195)	(87,067)
Deferred compensation	(471)	(124)
Accumulated other comprehensive income (loss)	(14)	10
Treasury stock (740,263 shares of common stock at December 31, 2002 and September 30, 2003, at cost)	(61)	(61)

Total stockholders’ equity	30,490	24,754

	$51,424	$45,311

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues:
License	$3,382	$5,447	$11,459	$14,424
Software services	1,430	2,113	3,937	6,049
Maintenance and professional services	3,322	3,549	8,716	10,711

Total revenues	8,134	11,109	24,112	31,184

Cost of Revenues:
License	119	153	310	426
Amortization of acquired developed technology	175	175	525	525
Software services	583	582	1,693	1,705
Maintenance and professional services(1)	973	1,055	3,078	3,171

Total cost of revenues	1,850	1,965	5,606	5,827

Gross profit	6,284	9,144	18,506	25,357

Operating Expenses:
Sales and marketing(1)	4,715	5,182	15,260	16,024
Product development(1)	3,002	2,798	9,039	8,719
General and administrative(1)	1,958	2,077	5,908	6,591
Stock compensation charges (1)	153	393	580	613
Merger transaction costs	—	—	1,239	—
Restructuring and severance charges	—	493	439	493

Total operating expenses	9,828	10,943	32,465	32,440

Operating loss	(3,544)	(1,799)	(13,959)	(7,083)
Interest income	178	82	613	311
Interest expense	(45)	(30)	(144)	(106)
Other income (expense), net	(85)	1	(88)	6

Net loss	$(3,496)	$(1,746)	$(13,578)	$(6,872)

Basic and diluted net loss per share	$(0.14)	$(0.07)	$(0.53)	$(0.26)

Basic and diluted weighted average shares outstanding	25,564	26,619	25,497	26,371

(1)	Excludes stock compensation charges related to the issuance of stock options and a modification to certain stock options in connection with the separation of our former president and chief operating officer during the three months ended September 30, 2003:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2002	2003	2002	2003
Cost of service revenues	$9	$8	$21	$26
Sales and marketing	62	31	252	134
Product development	22	13	93	44
General and administrative	60	341	214	409

Total stock compensation charges	$153	$393	$580	$613

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash Flows from Operating Activities:
Net loss	$(13,578)	$(6,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,482	2,169
Provision for bad debt	204	71
Stock compensation charges	618	613
Adjustment to excess capacity reserve	(481)	—
Changes in assets and liabilities:
Accounts receivable	4,129	(71)
Prepaid expenses and other current assets	(435)	147
Accounts payable	(296)	49
Accrued expenses	(717)	(87)
Deferred revenue	371	666

Net cash used in operating activities	(7,703)	(3,315)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,042)	(511)
Purchase of short-term investments	(49,764)	(50,814)
Maturities of short-term investments	49,750	39,462
Restricted cash	117	100
Other assets	(26)	30

Net cash used in investing activities	(965)	(11,733)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	471	498
Treasury stock buy-back	(21)	—
Proceeds from term loans	1,178	255
Payments on term loans	(1,178)	(1,522)
Payments on capital lease obligations	(4)	—

Net cash provided by (used in) financing activities	446	(769)

Effect of foreign exchange rate changes on cash and cash equivalents	124	124

Net decrease in cash and cash equivalents	(8,098)	(15,693)
Cash and cash equivalents, beginning of period	25,424	25,891

Cash and cash equivalents, end of period	$17,326	$10,198

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$148	$107

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Operations and Significant Accounting Policies

Centra Software, Inc., together with its wholly owned subsidiaries (Centra or the Company), is a leading provider of enterprise application software and services for the real-time online conferencing, collaboration and learning markets. Its products and services augment operational business processes to enable real-time, group-oriented human interaction over corporate networks and the Internet to accelerate product introductions, deliver hands-on software application deployments and change-management initiatives, expand training to employees and external channel partners, and facilitate customer interaction and online selling.

On January 16, 2002, the Company entered into an Agreement and Plan of Merger and Reorganization with SmartForce PLC (SmartForce) and its wholly owned subsidiary, Atlantic Acquisition Corp. (Atlantic).

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

Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, rapid technological changes, significant competition, dependence on key individuals, quarterly performance fluctuations, evolution and growth of the real-time conferencing, collaboration and learning markets, failure to effectively manage changes in our business environment, and our ability to enhance existing products and services and to develop new products and services.

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

The accompanying consolidated financial statements for the three and nine months ended September 30, 2002 and 2003 are unaudited, have been prepared on a basis consistent with the December 31, 2002 audited consolidated financial statements, and include normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of these periods. These consolidated statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the entire year or any other period.

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

Centra, generally, licenses its software products on a perpetual basis. Centra applies the provisions of SOP 97-2, as amended by SOP 98-9, to all transactions involving the sale of software products. Centra recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all direct sales to end-users. License sales to distributors or to value-added resellers are recognized when an end-user customer has been identified and all other revenue recognition criteria above have been met. License sales to U.S. government agencies through a teaming arrangement with a third-party partner are recognized when a signed order from our partner and evidence of a purchase order from the government agency to the partner is received and all other revenue recognition criteria above have been met. The Company does not offer a right of return on its products.

For all sales, except those to U.S. government agencies, Centra uses either a binding purchase order and/or a signed sales order and a signed license or service agreement as evidence of an arrangement. For sales to U.S. government agencies, a teaming agreement with a third-party partner, a signed order from the partner and evidence of a purchase order from the U.S. government agency are used as evidence of an arrangement. For arrangements with multiple elements (for example: the sale of a product license along with the sale of maintenance and support, and training and consulting to be delivered later), Centra allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. Centra defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of shipment or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.

At the time of the transaction, Centra assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. Billings to customers are generally due within 30 to 90 days. However, in certain circumstances, Centra has offered extended payment terms greater than 90 days but equal to or less than 180 days to certain customers, for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into larger scale license arrangements with us. Centra believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time license revenue is recognized. In addition, Centra assesses whether collection is probable or not based on the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s SEC filings. Creditworthiness for transactions to existing customers is assessed through a review of their prior payment history. Centra does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company will defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of payment.

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

(d) Cash, Cash Equivalents and Short-Term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Centra’s cash and cash equivalents consisted of the following at December 31, 2002 and September 30, 2003 (in thousands, unaudited):

	December 31, 2002	September 30, 2003
Cash and cash equivalents-
Cash	$2,421	$3,782
Money market accounts	23,470	6,416

Total cash and cash equivalents	$25,891	$10,198

Centra accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value. At December 31, 2002 and September 30, 2003, Centra’s short-term investments consisted of the following (in thousands, unaudited):

	December 31, 2002	September 30, 2003

Short-term investments-
Federal agency notes (average 223 and 263 days remaining to maturity for the periods ended December 31, 2002 and September 30, 2003, respectively)	$12,353	$23,705

Total short-term investments	$12,353	$23,705

(e) Restricted Cash

Restricted cash represents time deposits held at financial institutions in connection with the Company’s lease of office space. As of September 30, 2003, restricted cash represented the security for outstanding letters of credit expiring in July and October 2005. The letter of credit expiring in July 2005 is for $233,000 that may be recovered by withholding the final payments due under the lease at the end of the lease term. The letter of credit expiring in October 2005 is for $200,000, to be held for the remainder of the lease.

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

Intangible assets, net of amortization, consists of acquired technology that resulted from the acquisition of MindLever.com during 2001. We account for these intangible assets in accordance with SFAS No. 86. The acquired technology long-lived asset is being amortized on a straight line over its estimated life of three years.

(g) Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are net loss and foreign currency translation adjustment and are as follows for the nine months ended September 30, 2002 and 2003 (in thousands, unaudited):

	Nine Months Ended September 30,
	2002	2003
Net loss	$(13,578)	$(6,872)
Foreign currency translation adjustment	71	24

Comprehensive loss	$(13,507)	$(6,848)

(h) Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed by dividing the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase, into the net loss attributable to common stockholders.

Basic and diluted net loss per share are as follows (in thousands, except per share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss attributable to common stockholders	$(3,496)	$(1,746)	$(13,578)	$(6,872)

Basic and diluted shares:
Weighted average shares of common stock outstanding	25,614	26,623	25,547	26,375
Less: Weighted average shares subject to repurchase	(50)	(4)	(50)	(4)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	25,564	26,619	25,497	26,371

Basic and diluted net loss per share	$(0.14)	$(0.07)	$(0.53)	$(0.26)

Options to purchase a total of 6,160,000 and 7,612,000 common shares have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2002 and 2003, respectively. These shares are considered anti-dilutive, as Centra has recorded a net loss for all periods presented.

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

The pro forma effects of applying SFAS No. 123 are as follows for the three and nine months ended September 30, 2002 and 2003 (in thousands, except per share data, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss, as reported	$(3,496)	$(1,746)	$(13,578)	$(6,872)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects and net of stock compensation charges included in the net loss, as reported.	$(1,317)	$(629)	$(4,590)	$(3,167)

Net loss, as adjusted	$(4,813)	$(2,375)	$(18,168)	$(10,039)

Basic and diluted net loss per share-
As reported	$(0.14)	$(0.07)	$(0.53)	$(0.26)
Pro forma	$(0.19)	$(0.09)	$(0.71)	$(0.38)

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

(j) Recent Accounting Pronouncements

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No.’s 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective during the first quarter of 2003 for all guarantees outstanding, regardless of when they were issued or modified. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 did not have any effect on our consolidated financial statements.

In November 2002, the EITF issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverable, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the company did not make a voluntary change to the fair value-based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have any impact on our financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. For certain VIEs created before February 1, 2003, FIN 46 applies to interim periods beginning after December 15, 2003. The Company believes the adoption of FIN 46 will not have a material impact on its consolidated financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the of the issuer’s equity shares or variation inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our financial position or results of operations.

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

Centra operates solely in one segment, the development, sales and marketing of software products and related services. Centra’s revenues by geographic area are as follows (based on location of customer, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
United States	82%	82%	77%	81%
Europe	15%	12%	18%	12%
Other	3%	6%	5%	7%

There are no significant long-lived assets located outside of the United States.

(3) Significant Customer

Sales to one customer, National Micrographics Systems, Inc., a full-service integration company and the Company’s third-party partner for U.S. government sales, accounted for approximately 26% and 10% of total revenues for the three and nine-month period ended September 30, 2003, respectively. No one customer accounted for more than 10% of total revenues during the three and nine-month period ended September 30, 2002. Accounts receivable from this customer amounted to approximately 48% of the Company’s accounts receivable at September 30, 2003. No one customer equaled more than 10% of the Company’s accounts receivable at December 31, 2002.

(4) Contingencies

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

Winstar Bankruptcy Claim

The Company has been named as a defendant in an adversary proceeding arising out of the Winstar Communications, Inc. bankruptcy, which converted to a case under Chapter 7 on January 24, 2002. The claim alleges that Centra received a preferential transfer from the Debtor in the amount of $128,650, which amount was payment in full for a software license and maintenance support beginning September 2000. The bankruptcy trustee filed suit against Centra, along with numerous other entities, on April 8, 2003. Centra has reached an agreement in principle to settle this claim and does not expect the settlement to have a material impact on its financial condition.

EdiSync Patent Claim

On August 19, 2003, a complaint was filed against the Company and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. The Company believes it has meritorious defenses and intends to vigorously defend this action.

(5) Severance Charges

The Company recorded a charge of $493,000 in the quarter ended September 30, 2003 for severance costs related to the separation of our former president and chief operating officer. The severance costs consist primarily of guaranteed salary and bonus and related employee benefits for one year. The severance benefits are to be paid out over the next 12 months. In addition, the Company incurred approximately $310,000 in stock compensation charges related to the modification of certain options held by the former president and chief operating officer. This $310,000 charge has been included in stock compensation charges for the three and nine-month period ending September 30, 2003. The Company does not expect to incur any further charges related to this separation.

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

Overview

Centra is a leading provider of enterprise application software and services for the real-time online conferencing, collaboration and learning markets. Our products and services enable real-time, group-oriented human interaction and content management over corporate networks and the Internet. Furthermore, our products and services are designed to enhance strategic business processes across the extended enterprise through the added convenience, speed, and cost-savings of “live” online activity. Our customers use the products to accelerate product introductions, deliver hands-on software application deployments and change-management initiatives, expand employee and partner training, and facilitate customer interaction and online selling. In addition, we support our customers’ deployments through other revenue-generating activities, such as priced programs for online education and the delivery of collaborative services on the Web. We also offer various levels of consulting and support services that enable customers to successfully implement our products in their organizations.

Our products are available as packaged software applications, hosted services, and on a subscription basis through our application service provider, or ASP, offerings. Our products and services support a range of convenient business interactions online, including real-time virtual learning, large-scale Web conferences and interactive Web meetings. Each real-time conferencing and collaboration interface includes capabilities for voice-over-the-Internet-protocol, or VoIP, audio conferencing, application sharing, real-time data exchange, shared workspaces, web-based video and session recording and playback. These products and services allow organizations to increase the productivity of their members and enhance the efficiency and effectiveness of knowledge transfer while reducing travel, facilities and telecommunications costs.

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

The Company’s critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2002, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” We have reviewed those policies and determined that they remain our critical accounting policies for the three and nine months ended September 30, 2003. We did not make any changes to those policies during this period.

Results of Operations

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Consolidated Statements of Operations Data:
Revenues:
License	42%	49%	48%	46%
Software services	18	19	16	20
Maintenance and professional services	40	32	36	34

Total revenues	100	100	100	100

Cost of Revenues:
License	1	1	1	1
Amortization of acquired developed technology	2	2	2	2
Software services	7	5	7	6
Maintenance and professional services(1)	13	10	13	10

Total cost of revenues	23	18	23	19

Gross profit	77	82	77	81

Operating Expenses:
Sales and marketing(1)	58	47	63	51
Product development(1)	37	25	37	28
General and administrative(1)	24	19	25	21
Stock compensation charge	2	3	3	2
Merger transaction costs	—	—	5	—
Restructuring and severance charges	—	4	2	2

Total operating expenses	121	98	135	104

Operating loss	(44)	(16)	(58)	(23)
Other income, net	1	—	2	1

Net loss	(43)%	(16)%	(56)%	(22)%

(1)	Excludes stock compensation charges, which are presented in the aggregate in a single line item in the above table. See Note 1 to consolidated statements of operations.

Comparison of three months ended September 30, 2002 and 2003

Revenues. Total revenues increased by $3.0 million, or 37%, to $11.1 million for the three months ended September 30, 2003, from $8.1 million for the three months ended September 30, 2002. The increase was primarily driven by strong sales from the U.S. federal government sector, partly as the result of the September 30, fiscal year-end purchasing cycle by the U.S. government. U.S. government sector sales accounted for 26% of our total revenues for the quarter, with the largest individual sale, made to the U.S. Army, accounting for $1.6 million or 15% of our total revenues this quarter. We expect sales to the U.S federal government sector to decline, both in terms of dollars and as a percentage of revenues, next quarter compared to this quarter. Sales to corporations and other non-government customers for this quarter declined as compared to last quarter reflecting the slow seasonal purchasing cycle by corporations and other non-government customers during the months of July and August. However, we expect sales to corporations and other non-government customers to increase in the fourth quarter reflecting the seasonally strong purchasing activity by corporations and other non-government customers in the fourth quarter. Overall, we believe that revenue growth will continue to be modest for the next couple of quarters as constraints on technology spending continue. However, we expect to benefit from revenue growth generated as a result of the addition of new channel partners and from our latest product, Centra 7, released in June 2003.

•	Software license revenues increased by $2.1 million, or 61%, to $5.4 million for the three months ended September 30, 2003, from $3.4 million for the three months ended September 30, 2002. The increase resulted from increased sales into the U.S. federal government sector, which accounted for 50% of the total license revenues for the quarter, with a single sale to the U.S. Army accounting for 30% of total license revenues. Software license revenues represented 49% and 42% of total revenues for the three months ended September 30, 2003 and 2002, respectively.

•	Software services revenues, which includes our ASP and hosting services, increased by $683,000, or 48%, to $2.1 million for the three months ended September 30, 2003, from $1.4 million for the three months ended September 30, 2002. The increase resulted from added growth in new ASP accounts and continued high renewal rates for our ASP subscriptions. While we expect both the number of new ASP accounts added in a quarter and the renewal rate to remain at current levels in future quarters, as we believe a significant percentage of customers will prefer to purchase an ASP service due to a lower initial purchase cost and because ASP software licenses do not require the licensee to maintain an IT infrastructure or resources to deploy our software licenses onsite, we expect the average ASP transaction size to decline as the result of increases in pricing discounts due to increased competition. As a result, we expect software service revenues to grow slightly in future quarters. However, we can give no assurances that we will continue to achieve similar rates of ASP renewals or that our ASP service revenues will grow in future periods. Software services revenues represented 19% and 18% of total revenues for the three months ended September 30, 2003 and 2002, respectively.

•	Maintenance and professional services revenues, which includes our maintenance, consulting and education services, increased by $227,000, or 7%, to $3.5 million for the three months ended September 30, 2003, from $3.3 million for the three months ended September 30, 2002. The increase was primarily attributable to an increase in the total number of renewals of annual maintenance and support contracts, and an increase in education services revenues, partially offset by a decrease in our consulting services revenues reflecting the decrease this year compared to last year in the percentage of revenues from initial sales orders which typically require more consulting services, such as implementation assistance, than with follow-on license sales. We expect total maintenance and professional services revenues to continue to increase in future periods as our installed base of license-based users grows and new maintenance contracts are added. The rate of the increase may vary from period to period, depending primarily upon the value of new maintenance contracts added. Any increases may be offset by non-renewals of any maintenance contracts. Professional services and maintenance revenues represented 32% and 40% of total revenues for the three months ended September 30, 2003 and 2002, respectively.

Cost of license revenues. Cost of license revenues increased by $34,000, or 29%, to $153,000 for the three months ended September 30, 2003, from $119,000 for the three months ended September 30, 2002. The increase was primarily attributable to higher variable royalty costs as the result of increased license revenues for the quarter. Since a significant portion of our license costs represents royalties charged on a per unit rate of product sold, we expect that cost of license revenues will vary in the future depending upon the unit volume and mix of products sold. However, we believe the overall cost of license revenues per unit will decline in the short term as the latest version of our products (released in June 2003), excludes certain third-party technologies that were subject to royalties and included in the previous version of our products. Cost of license revenues was 3% and 4% of license revenues for the three months ended September 30, 2003 and 2002, respectively.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which is being amortized over a three-year estimated useful life. Amortization of acquired developed technology was $175,000 for both the three months ended September 30, 2002 and 2003.

Cost of software services revenues. Our cost of software service revenues includes (1) salaries and related expenses for our ASP and hosted services organizations, (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing these services, (3) a technical support allocation consisting primarily of a portion of our technical support expenses that is attributable to providing technical support to our ASP customer base and (4) direct costs related to our hosting and ASP service offerings. Cost of software services revenues decreased slightly to $582,000 for the three months ended September 30, 2003, from $583,000 for the three months ended September 30, 2002. Cost of software services revenues was 28% and 41% of software services revenues for the three months ended September 30, 2003 and 2002, respectively. We anticipate that the cost of software services revenues will increase in absolute dollars to the extent that we continue to expand the capacity of our ASP service beyond its current capacity to meet demand.

Cost of maintenance and professional services revenues. Our cost of maintenance and professional services revenues includes (1) salaries and related expenses for our consulting, education and technical support services organizations and (2) an overhead allocation consisting primarily of that portion of facilities, communications and depreciation expenses that is attributable to providing these services. Cost of maintenance and professional services revenues increased by $82,000, or 8%, to $1.1 million for the three months ended September 30, 2003, from $1.0 million for the three months ended September 30, 2002. This increase was primarily due to an increase in headcount and related expenses in our technical support, consulting and education organizations to address the needs of a larger customer base. Cost of maintenance and professional services revenues was 30% and 29% of maintenance and professional services revenues for the three months ended September 30, 2003 and 2002, respectively. We anticipate that the cost of maintenance and professional services revenues will increase slightly quarter to quarter in absolute dollars to the extent that we continue to generate new customers and associated services revenues.

Sales and marketing expenses. Sales and marketing expenses increased by $467,000 to $5.2 million for the three months ended September 30, 2003, from $4.7 million for the three months ended September 30, 2002. The increase is primarily related to increased sales commissions resulting from increased revenues for the quarter. Sales and marketing expenses were 47% and 58% of total revenues for the three months ended September 30, 2003 and 2002, respectively. In future quarters, we expect sales and marketing expenses to increase as we increase investments in marketing programs, expand distribution channels for our products and add sales personnel to generate increased revenues. However, we expect sales and marketing expenses to decline as a percentage of revenues as increased expenses will be funded by increased sales.

Product development expenses. Product development expenses decreased by $204,000, or 7%, to $2.8 million for the three months ended September 30, 2003, from $3.0 million for the three months ended September 30, 2002. The decrease was primarily due to lower consulting services and localization costs for the quarter. Product development expenses were 25% and 37% of total revenues for the three months ended September 30, 2003 and 2002, respectively. We expect product development expenses to remain constant in future quarters and lower as a percentage of revenues as we continue to develop and localize new, and enhance existing, products to address the markets for real-time conferencing, collaboration and learning.

General and administrative expenses. General and administrative expenses increased by $119,000, or 6%, to $2.1 million for the three months ended September 30, 2003, from $2.0 million for the three months ended September 30, 2002. The increase was due to increased compensation expense, primarily resulting from the transition during the quarter to our new president and CEO while our prior president remained during the transition period. General and administrative expenses were 19% and 24% of total revenues for the three months ended September 30, 2003 and 2002, respectively. We expect general and administrative expenses to remain flat or slightly increase to maintain compliance with new and existing regulations pertaining to public companies.

Stock compensation charges. We incurred charges of $393,000 or 3% of total revenues for the three months ended September 30, 2003, an increase of $240,000 from $153,000 or 2% of total revenues in the three months ended September 30, 2002. The increase is the result of a one-time, non-cash charge in this quarter of approximately $310,000 related to the modification of certain stock options under the terms of a severance agreement with our former president and chief operating officer. Partially offsetting this increase was a decrease to stock compensation charges attributable to a reduction in the total number of options amortized due to the completion of amortization of compensation expense on those options and the cancellation of some options upon termination of employment by the option holders during the prior 12 months. These options were related to stock options that were issued in 1999 and 2000 with an exercise price lower than the fair market value on the date of grant. The options, which vest over periods of between four and five years, will result in additional compensation expense of approximately $124,000 through February 2005.

Restructuring and severance charges. In the three months ended September 30, 2003, we recorded a one-time charge of $493,000 for severance costs related to the termination of our former president and chief operating officer. The severance costs consist of guaranteed salary and bonus and related employee benefits for one year. The severance benefits are to be paid out over the next 12 months. The Company does not expect to incur any further charges related to this termination.

Interest income. Interest income decreased by $96,000 to $82,000 for the three months ended September 30, 2003, from $178,000 for the three months ended September 30, 2002. Interest income consists of interest on our cash, cash equivalents and short-term investments. The decrease reflects declines in the balances of, and interest rates for, cash, cash equivalents and short-term investments.

Interest expense and other income or expense, net. Interest expense decreased by $15,000 to $30,000 for the three months ended September 30, 2003, from $45,000 for the three months ended September 30, 2002. The decrease was due to a reduction in interest on our term loans as the result of a decrease in the bank’s prime interest rate and the balance outstanding on long-term debt. Other income or expense, net, changed by $84,000 to reflect a net income of $1,000 for the three months ended September 30, 2003, from a net expense of $85,000 for the three months ended September 30, 2002, as the result of changes in net foreign exchange gains and losses.

Comparison of nine months ended September 30, 2002 and 2003

Revenues. Total revenues increased by $7.1 million, or 29%, to $31.2 million for the nine months ended September 30, 2003, from $24.1 million for the nine months ended September 30, 2002. The increase reflects strong sales from the U.S. federal government sector, accounting for 10% of total sales for the nine-month period ended September 30, 2003, and higher follow-on and recurring sales into our installed base of customers in all geographic regions.

•	Software license revenues increased by $3.0 million, or 26%, to $14.4 million for the nine months ended September 30, 2003, from $11.5 million for the nine months ended September 30, 2002. The increase resulted from increased sales into the U.S. federal government sector during the third quarter, accounting for 20% of total license sales for the nine-months ended September 30, 2003. Software license revenues represented 46% and 48% of total revenues for the nine months ended 2003 and 2002, respectively.

•	Software services revenues increased by $2.1 million, or 54%, to $6.0 million for the nine months ended September 30, 2003, from $3.9 million for the nine months ended September 30, 2002. The increase resulted from added growth in new ASP accounts and continued high renewal rates for our ASP subscriptions. Software services revenues represented 20% and 16% of total revenues for the nine months ended 2003 and 2002, respectively

•	Maintenance and professional services revenues increased by $2.0 million, or 23%, to $10.7 million for the nine months ended September 30, 2003, from $8.7 million for the nine months ended September 30, 2002. The increase reflects an increase in the total number of renewals of annual maintenance and support contracts and an increase in education services revenues, partially offset by a decrease in revenues from our consulting services reflecting the decrease this year compared to last year in the percentage of revenues from initial sales orders which typically require more consulting services, such as implementation assistance, than with follow-on sales. Professional services and maintenance revenues represented 34% and 36% of total revenues for the nine months ended 2003 and 2002, respectively.

Cost of license revenues. Cost of license revenues increased by $116,000, or 37%, to $426,000 for the nine months ended September 30, 2003, from $310,000 for the nine months ended September 30, 2002. The increase was attributable to both higher fixed royalty costs for new third party software technology incorporated into the product and higher variable royalty costs as the result of a higher volume of license sales transactions. Cost of license revenues was 3% of license revenues for the nine-month periods ended September 30, 2003 and 2002.

Amortization of acquired developed technology. Amortization of acquired developed technology was $525,000 related to our April 2001 acquisition of MindLever.com, for both the nine months ended September 30, 2003 and 2002.

Cost of software services revenues. Cost of software services revenues remained relatively flat at $1.7 million for the nine months ended September 30, 2003 and 2002. Cost of software services revenues was 28% and 43% of software services revenues for the nine months ended September 30, 2003 and 2002, respectively.

Cost of maintenance and professional services revenues. Cost of maintenance and professional services revenues increased by $93,000, or 3%, to $3.2 million for the nine months ended September 30, 2003, from $3.1 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in headcount and related expenses in our technical support, consulting and education organizations to address the needs of a larger customer base. Cost of maintenance and professional services revenues was 30% and 35% of maintenance and professional services revenues for the nine months ended September 30, 2003 and 2002, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $764,000, or 5%, to $16.0 million for the nine months ended September 30, 2003, from $15.3 million for the nine months ended September 30, 2002. The increase was primarily attributable to increased sales commissions and bonuses due to increased revenues and a higher effective commission rate and increased salaries related to sales and marketing personnel. These increases were partially offset by decreases in marketing activities related to tradeshow and advertising expenses and a decrease in bad debt expense reflecting a reduction in the amount of write-offs compared with the prior year. Sales and marketing expenses were 51% and 63% of total revenues for the nine months ended September 30, 2003 and 2002, respectively.

Product development expenses. Product development expenses decreased by $320,000, or 4%, to $8.7 million for the nine months ended September 30, 2003, from $9.0 million for the nine months ended September 30, 2002. The decrease was primarily related to a decrease in localization costs and depreciation expense offset by increased costs associated with consulting services for software integration with third-party software products. Product development expenses were 28% and 37% of total revenues for the nine months ended September 30, 2003 and 2002, respectively.

General and administrative expenses. General and administrative expenses increased by $683,000, or 12%, to $6.6 million for the nine months ended September 30, 2003, from $5.9 million for the nine months ended September 30, 2002. The increase was attributable to recruiting costs incurred in the first quarter related to our search for a new president and chief executive officer and increased legal, audit and consulting costs associated with compliance of the recently enacted regulations for public companies, such as the Sarbanes-Oxley Act of 2002, and increased headcount related expenses due to increased compensation expense, primarily resulting from the transition during the quarter to our new president and CEO while our prior president remained during the transition period. General and administrative expenses were 21% and 25% of total revenues for the nine months ended September 30, 2003 and 2002, respectively.

Stock compensation charges. We incurred charges of $613,000 or 2% of total revenues for the nine months ended September 30, 2003, an increase of $33,000 from $580,000, or 3% of total revenues, in the nine months ended September 30, 2002. The increase is the result of a one-time, non-cash charge in this quarter of approximately $310,000 related to the modification of certain stock options under the terms of a severance agreement with our former president and chief operating officer. Partially offsetting this increase was a decrease to stock compensation charges attributable to a reduction in the total number of options amortized due to the completion of amortization of compensation expense on those options and the cancellation of some options upon termination of employment by the option holders during the prior twelve months. These options were related to stock options that were issued in 1999 and 2000 with an exercise price lower than the fair market value on the date of grant.

Merger transaction costs. In the nine months ended September 30, 2002, we recorded a charge of $1.2 million for costs incurred related to the proposed merger with SmartForce. The costs consisted primarily of advisory, legal and retainer fees. There were no merger transaction costs in the nine-month period ended September 30, 2003. We do not expect to incur any further costs related to this transaction.

Restructuring and severance charges. In the nine months ended September 30, 2003, we recorded a one-time charge of $493,000 for severance costs related to the termination of our former president and chief operating officer. The severance costs consist of guaranteed salary and bonus and related employee benefits for one year. The Company does not expect to incur any further charges related to this termination. In the nine months ended September 30, 2002, we recorded a charge of $439,000 related to a reduction of the Company’s workforce in April 2002. The charges consisted primarily of severance payments, benefits and outplacement services. There were no restructuring charges in the nine-month period ended September 30, 2003. The Company does not expect to incur any further charges related to this restructuring.

Interest income. Interest income decreased by $302,000 to $311,000 for the nine months ended September 30, 2003, from $613,000 for the nine months ended September 30, 2002. Interest income consists of interest on our cash, cash equivalents and short-term investments. The decrease reflects a decline in the balances of, and interest rates for, cash, cash equivalents and short-term investments.

Interest expense and other income or expense, net. Interest expense decreased by $38,000 to $106,000 for the nine months ended September 30, 2003, from $144,000 for the nine months ended September 30, 2002. The decrease was due to a reduction in interest on our term loans as the result of a decrease in the bank’s prime interest rate and the balance outstanding on long-term debt. Other income or expense, net, changed by $94,000 to a net income of $6,000 for the nine months ended September 30, 2003, from a net expense of $88,000 for the nine months ended September 30, 2002, as the result of changes in net foreign exchange gains and losses.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents of $10.2 million and short-term investments of $23.7 million, a decrease of $15.7 million of cash and cash equivalents from $25.9 million at December 31, 2002, and an increase of $11.3 million of short-term investments from $12.4 million as of December 31, 2002. The net combined decrease of $4.3 million for cash, cash equivalents and short-term investments resulted primarily from cash used to fund operations and cash used for repayment of term loans of $1.5 million. Our working capital as of September 30, 2003 was $22.7 million, compared to $28.1 million as of December 31, 2002.

Cash used in operating activities was $3.3 million for the nine months ended September 30, 2003, primarily due to a net loss for the period of $6.9 million, partially offset by non-cash expenses for the period of $2.9 million, related to depreciation and amortization of $2.2 million, provision for bad debt expense of $71,000 and stock compensation charges of $613,000, and an increase in deferred revenue of $666,000 related primarily to increases in ASP subscriptions and maintenance contracts. For the nine months ended September 30, 2002, our operating activities had resulted in net cash outflows of $7.7 million due to a net loss of $13.6 million for the period, partially offset by a decrease in accounts receivable of $4.1 million and non-cash expenses for the period of $2.8 million.

Cash used in investing activities was $11.7 million for the nine months ended September 30, 2003. Investing activities consisted of purchases of short-term marketable securities of $50.8 million and purchases of $511,000 of property and equipment to support current operations. Offsetting these purchases were maturities of short-term marketable securities of $39.5 million. Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2002, resulting principally from purchases of $1.0 million of property and equipment to support operations.

Cash used in financing activities was $769,000 for the nine months ended September 30, 2003 related to payments made on our equipment line of credit/term loan facility. Partially offsetting the payments made on our equpment line of credit/term loan facility were $498,000 of receipts during the period from the issuance of common stock under the employee stock purchase plan or from the exercise of stock options and $255,000 of proceeds during the period from drawings under our equipment line of credit/term loan facility. Cash provided by financing activities was $446,000 for the nine months ended September 30, 2002 resulting primarily from $1.2 million of proceeds during the period from drawings under our equipment line of credit/term loan facility, $471,000 of receipts during the period from the issuance of common stock under the employee stock purchase plan or from the exercise of stock options, offset by payments made on our equipment line of credit/term loan facility of $1.2 million.

Centra has an equipment line of credit/term loan facility, with a bank. On December 22, 2000, May 4, 2001 and September 26, 2002, Centra amended its equipment line of credit agreement to allow for additional borrowings of $2.0, $2.5 and $1.8 million, respectively, of which the balance owed to the bank at September 30, 2003 was $2.8 million. Interest is payable monthly based on the prime rate (4.00% at September 30, 2003) plus 0.50%. Amounts owed are payable in 36 equal monthly installments beginning on October 1, 2001. All borrowings are secured by substantially all of Centra’s assets. The current amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and short-term investments of $25 million and to hold 25% of the Company’s cash, cash equivalents and short-term investments in a combination of either operating, deposit or investment accounts at the bank. At September 30, 2003, the Company was in compliance with the covenants under the equipment line of credit and the availability for borrowings under the current line has been fully used.

Capital expenditures totaled $511,000 and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively. Our capital expenditures consisted of purchases of assets to manage our internal operations and our ASP service, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to increase from their current levels in 2003 for the remainder of the year as we continue to enhance our ASP service infrastructure and improve our internal information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with bank equipment loans.

Days sales outstanding, or DSO (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at September 30, 2003 was 59 days, an increase of one day compared to DSO as of June 30, 2003 and a decline of 10 days compared to DSO as of December 31, 2002. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable and DSO balances may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customer’s payment cycle. Historically, international customers and resellers pay at a slower rate than domestic customers. An increase in revenue generated from international customers and resellers may increase our DSO and accounts receivable balances. Also, due to the current economic climate, we may observe an increase in the length of our domestic customers’ payment cycle. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

In the past, we experienced a period of rapid growth that resulted in significant increases in our operating expenses. More recently, due to economic conditions beyond our control, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. We anticipate that our operating expenses in the immediate future will remain relatively flat as we continue our cost containment efforts. While we anticipate that our operating expenses and capital expenditures will constitute a material use of our cash resources, we may also utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalent balances together with our short-term investments will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. However, thereafter, we may need to raise additional funds to support our operations or acquire complementary businesses or technologies. If we seek to raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, the securities could have rights, preferences or privileges senior to our common stock. See “Factors That Could Affect Future Results – We may require additional funds” in this Item 2.

Commitments and Contingencies

As of September 30, 2003, our primary financial commitments consisted of obligations outstanding under long-term debt, operating leases and other contractual obligations. In our Annual Report on Form 10-K for the year ended December 31, 2002, we included under the heading “Commitments” a table setting forth the Company’s commitments and contingencies as of that date.

On August 19, 2003, a complaint was filed against the Company in Federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method. See “Legal Proceedings.”

On July 31, 2003, we announced that Paul R. Gudonis was joining the Company as president and chief executive officer and as a director, that Leon Navickas would remain as chairman of the board and would continue to serve as the Company’s chief strategy officer. In order to retain Mr. Navickas during the search and transition process, we negotiated a new employment agreement with him. Under the new agreement, if he is terminated without cause, or if he resigns after the date on which a new chief executive officer is appointed, he will be entitled to receive his base salary, target annual bonus and certain benefits for a period of one year. If Mr. Navickas’ employment were terminated under circumstances triggering our severance obligation, we would incur approximately $450,000 in costs associated with such termination. We would account for these costs as expenses during the period in which the termination took place, and we would pay the sum over the 12-month period following termination.

Factors That Could Affect Future Results

As defined under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain “forward-looking statements” regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: estimates, assumptions and judgments relating to our critical accounting policies, technological difficulties, the results of future research, uncertainty of product demand and market acceptance for our Centra 7 enterprise application, our ASP service and our other current and future products, the effect of economic conditions, quarterly fluctuations in our operating results attributable to the timing and amount of orders for our products and services, our ability to maintain our leadership position in collaborative learning and to successfully address opportunities in the real-time conferencing and collaboration markets, the impact of competitive products and pricing, and other risk factors contained in the section titled “Factors That Could Affect Future Results” beginning on page 34 of our annual report on Form 10-K for the period ended December 31, 2002. If any of these factors actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline. There is no assurance that we will be able to implement our operating plans as anticipated or achieve projected revenue and earnings goals.

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

We have in the past experienced fluctuations in our period operating results and anticipate that such fluctuations will continue and could intensify in the future. As a result, it is likely that in one or more future quarters our results of operations will be below the expectations of public investors. This could adversely affect the price of our common stock. For example, in October 2001, we announced revenues for the quarter ended September 30, 2001 that was substantially lower than had been expected by the investment community. As a result of this announcement, the trading price of our common stock declined approximately 33% by the end of the following trading day.

Our operating results have fluctuated, and may continue to fluctuate, as a result of a number of factors, including:

•	the evolution of the markets for real-time conferencing, collaboration and learning solutions;

•	market acceptance of our products and services;

•	our success and timing in developing and introducing new products and enhancements to existing products;

•	the introduction of products and services by current and new competitors;

•	pricing policies by us or our competitors;

•	the length of our sales cycle;

•	customer buying patterns and

•	general market and economic conditions beyond the control of management.

Most of our expenses, such as employee compensation and rent, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenues in relation to our expectations could result in increased period losses.

Our future success depends to a significant degree on our senior management team.

On July 31, 2003, we announced that Paul R. Gudonis had joined the Company as president and chief executive officer and as a director, that Leon Navickas would remain as chairman of the board and would continue to serve as the company’s chief strategy officer, and that Anthony Mark, our president and chief operating officer, would be retiring after a brief transition period. Our future success will depend in part on our ability to carry out this transition. Changes in our management team or the inability of our executive officers and key employees to work effectively as a team could have a material adverse effect on our business, operating results and financial condition.

We have incurred substantial losses in the past and may not achieve profitability in the future.

Since we began operations, we have incurred substantial net losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors, the market price of our common stock may fall. We had net losses of $13.9 million in 2000, $16.7 million in 2001, $22.5 million in 2002 and $6.9 million for the nine months ended September 30, 2003. As a result of ongoing operating losses, we had an accumulated deficit of $87.1 million at September 30, 2003. We expect to continue to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to attain or maintain profitability.

The length of our sales cycle makes it difficult to predict our quarterly operating results.

We have a long sales cycle because we generally need to educate potential customers regarding the benefits of our real-time conferencing, collaboration and learning products and services before they will commit to the purchase of our products. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with the customer in the past. Both new and existing customers frequently need to obtain approvals from multiple decision makers within their organization prior to making purchase decisions. Our sales cycle, which can range from several weeks to several quarters or more, makes it difficult to predict the period in which sales may occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

The development of the markets for our real-time conferencing, collaboration and learning products and services is uncertain.

The markets for real-time conferencing, collaboration and learning products and services is immature, evolving, uncertain and subject to rapid technological change. Also, we believe that general economic conditions over the past two years have caused companies in our target markets to be more cautious about making technology purchase decisions, which has negatively affected demand for our products and services. If the markets for real-time conferencing, collaboration and learning solutions do not grow at the rate we expect, this will have a material adverse effect on our business, our revenue growth rate, and our operating results and financial condition.

We face significant competition from other technology companies and we may not be able to compete effectively.

The markets for real-time conferencing, collaboration and learning products and services are highly competitive. We expect that our competition in this market will intensify in the future which is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our real-time conferencing, collaboration and learning solutions from a variety of software and services vendors. In addition, larger companies with more resources than we have could enter our market and either reduce our sales or require us to lower our prices, or both.

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

To increase our revenues, we must optimize our direct field sales force and, to a lesser extent, our inside sales organization. In addition, we must continue to enhance relationships with our value-added resellers, integrated technology solution partners and alliance partners, including technology, content and service providers, to leverage our indirect distribution channels. We are continuing to focus on improving the productivity and effectiveness of our direct and inside sales organizations through training and focused marketing programs. However, we cannot be sure that we will be successful in training and motivating our sales staff to increase productivity or in retaining qualified sales personnel. In addition, we must effectively leverage our relationships with our indirect channel partners. Our existing, or future, indirect channel partners may choose to devote greater resources to marketing and supporting the products of other companies including our competitors. Also, we may face conflicts between our sales force and our indirect channel partners. Our inability to effectively optimize the efforts of our direct and inside sales organizations and our indirect distribution channel could limit our future revenue growth and hurt our future operating results.

Our success depends on our ability to win business and obtain follow-on sales.

Customers typically place smaller initial orders for our products to allow them to evaluate their performance. A key element of our business to date and our future strategy is to expand usage of our products within the customer organization to generate multiple and larger follow-on sales orders. Our financial performance depends on successful initial deployments of our products that, in turn, lead to follow-on sales. If the initial deployments of our products are unsuccessful, we will likely be unable to obtain follow-on sales. In addition, even if initial deployments are successful, there can be no assurances that customers will choose to make follow-on purchases, which could have a material adverse effect on our ability to grow revenues.

Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of Internet-based business and services.

As commercial use of the Internet increases, federal, state and foreign agencies could enact laws or adopt regulations covering issues such as user privacy, content, taxation of products and services, encryption, network and information security, and the convergence of telephone and other traditional communication services with Internet communications such as voice-over Internet telephony. If enacted, such laws or regulations could limit the market for our products and services. Any inconsistencies between state, federal and non-U.S. laws and regulations could affect distribution of our products and/or increase our costs. Such legislation or regulation could also dampen the growth in Web usage and decrease its acceptance as a medium of communications and commerce.

Our future success will depend on our ability to enhance our existing products and services and to develop and introduce new products and services.

Our future success will depend in large part on our ability to enhance and broaden our real-time conferencing, collaboration and learning products and services to meet the evolving needs of the market. Our market is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. To achieve our goals, we need to respond effectively to technological changes and new industry standards and developments. In the past, we have experienced delays in the introduction of new products. In addition, our product enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our products, services or information technology infrastructure to adapt to these changes, standards and developments.

We may be unable to hire and retain skilled personnel.

Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly software engineers, professional services personnel, sales and marketing personnel and other senior personnel. Our failures to attract and retain the highly trained technical personnel that are integral to our product development, professional services and direct sales teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

We face business risks relating to our international operations.

In addition to our North American operations, we have established sales, marketing and service operations in Europe and the Pacific Rim and we sell through distributors and resellers in a number of countries around the world. These activities require resources and management attention beyond those required for our domestic operations and subject us to additional regulatory, economic and political risks. Given our limited experience in international markets, we cannot be sure that our international operations will be successful. In addition, we face added risks in doing business internationally. These risks could reduce demand for our products and services, lower the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

•	longer payment cycles and problems in collecting accounts receivable;

•	adverse changes in trade and tax regulations;

•	the absence or significant lack of legal protection for intellectual property rights;

•	the adoption of data privacy or other laws or regulations which restrict or regulate the use of our products or the Internet;

•	provisions of local laws governing our contracts in other countries;

•	difficulties in managing an organization spread over several countries, including complications arising from cultural, language and time differences that may lengthen sales and implementation cycles;

•	challenges relating to localization of technology;

•	the possibility of disruption caused by war, civil unrest, or terrorist activities in various regions around the world;

•	political and economic instability; and

•	currency risks, including fluctuations in exchange rates.

We rely on third-party technology to enhance our products.

We incorporate into our products software licensed from third-party software companies that enhances, enables or provides functionality for our products. Third-party software may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to maintain those license arrangements, failure of the third-party vendors to provide updates, modifications or future versions of their software or defects and errors in, or infringement claims against, those third-party products could delay or impair our ability to develop and sell our products.

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

If we were to discover that any of our products violated third-party proprietary rights, there can be no assurance that we would be able to reengineer the product or obtain a license on commercially reasonable terms, or at all, that would enable us to continue offering the product without substantial reengineering. Also, our sales terms state that we will indemnify our customers for any of their costs as a result of our infringement on other’s technology, if any. Such costs could be substantial. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly developing technology environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products or cause our customers to stop using our products. On August 19, 2003, EdiSync Systems, LLC, filed a complaint against us in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Although we believe we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. See “Legal Proceedings.”

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

Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest, particularly in real-time conferencing, collaboration and learning software companies. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our product development activities, or delay our continued rollout of new products and product versions. Any of these actions may seriously harm our business and operating results.

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

Our corporate documents and Delaware law contain provisions that might enable our management to resist a takeover of our company. These provisions, including our stockholder rights plan, might discourage, delay or prevent a change in the control of Centra or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Additionally, we have entered into agreements with certain employees and executive officers, which, among other things, include certain severance and change of control provisions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to foreign currency exchange rates and to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Foreign Currency

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. International sales are typically denominated in euros, British pounds, Australian dollars or in U.S. dollars. Since some of our sales internationally are currently priced in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. In the three and nine months ended September 30, 2003, we generated approximately 18% and 19% of our revenues, respectively, outside of the United States. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets. Realized gains and losses resulting from foreign exchange transactions are netted and included in other expense, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of September 30, 2003, would not have a material impact on the Company’s results of operations for the three and nine months ended September 30, 2003.

Interest Rates

We maintain a short-term investment portfolio consisting mainly of fixed rate U.S. government-backed federal agency notes and highly liquid money market instruments, with an average maturity of less than 12 months, in accordance with our investment policy approved by the Company’s board of directors. Our general investing policy is to limit the risk of principal loss and seeks to ensure the safety of invested funds by limiting market and credit risk. We currently use a registered investment manager to place our investments, which are typically held to maturity. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term deposits of the local operating bank. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Investments in fixed rate interest earning financial instruments are subject to interest rate risk and will decrease in value if market interest rates were to increase. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the fair value of the portfolio. If market interest rates were to decline, the interest earned on our investment portfolio would decrease. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three and nine months ended September 30, 2003, would have decreased by less than $100,000 and $300,000, respectively. This estimate assumes that the decrease occurred on the first day of the period and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will largely depend on the gross amount of our portfolio.

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

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United

States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. Centra plans to participate in this settlement, which is expected to be funded by Centra’s insurers. The settlement is subject to finalization and court approval. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

Winstar Bankruptcy Claim

The Company has been named as a defendant in an adversary proceeding arising out of the Winstar Communications, Inc. bankruptcy, which converted to a case under Chapter 7 on January 24, 2002. The claim alleges that Centra received a preferential transfer from the Debtor in the amount of $128,650, which amount was payment in full for a software license and maintenance support beginning September 2000. The bankruptcy trustee filed suit against Centra, along with numerous other entities, on April 8, 2003. Centra has reached an agreement in principle to settle this claim and does not expect the settlement to have a material impact on its financial condition.

EdiSync Patent Claim

On August 19, 2003, a complaint was filed against the Company and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. The Company believes it has meritorious defenses and intends to vigorously defend this action.

Item 2. Changes in Securities and Use of Proceeds

(a)	Use of Proceeds from Sales of Registered Securities

On February 8, 2000, we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. The aggregate proceeds from the offering were $80.5 million. Our net proceeds from the offering were approximately $73.2 million. From the effective date through June 30, 2003, we used approximately $6.5 million for payments of dividends to preferred shareholders, $30.7 million to fund operations, $1.9 million for capital expenditures, $1.7 million for payment of MindLever debt, $3.3 million for the MindLever acquisition and $4.2 million to pay amounts outstanding under our loans. As of September 30, 2003, we had approximately $24.9 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in highly liquid money market accounts and government-backed securities as defined in our current investment policy.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference).

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of Centra Software, Inc. (filed as exhibit 4.2 to our Current Report on Form 8-K filed April 22, 2002).

3.3	Amended and Restated By-Laws (filed as exhibit 3.4 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference).

10.1	Severance Compensation and Change of Control Agreement between Centra Software, Inc. and Paul R. Gudonis, dated July 30, 2003.

10.2	Severance Compensation and Change of Control Agreement between Centra Software, Inc. and Stephen A. Johnson, dated July 14, 2003.

10.3	Severance Compensation and Change of Control Agreement between Centra Software, Inc. and Joseph M. Gruttadauria, dated July 25, 2003.

10.4	Severance Compensation and Change of Control Agreement between Centra Software, Inc. and Paul R. Daly, dated July 21, 2003.

10.5	Severance Compensation and Change of Control Agreement between Centra Software, Inc. and John Walsh, dated July 17, 2003.

10.6	Severance Compensation and Change of Control Agreement between Centra Software, Inc. and Deborah Louis, dated July 12, 2003.

31.1	Form of Section 302 Certification signed by Paul R. Gudonis, dated November 14, 2003.

31.2	Form of Section 302 Certification signed by Stephen A. Johnson, dated November 14, 2003.

32.1	Form of Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003, signed by Paul R. Gudonis and Stephen A. Johnson.

(b) Reports on Form 8-K

A report on Form 8-K was filed on October 29, 2003, and amended on the same date, regarding the Company’s earning release for the three and nine months ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 14, 2003.

Centra Software, Inc.

By:	/s/ Stephen A. Johnson

Stephen A. Johnson Chief Financial Officer, Treasurer, and Secretary (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

(a)	Exhibits

Exhibit	Description

10.1	Severance Compensation and Change of Control Agreement between Centra Software, Inc. and Paul R. Gudonis, dated July 30, 2003.

10.2	Severance Compensation and Change of Control Agreement between Centra Software, Inc. and Stephen A. Johnson, dated July 14, 2003.

10.3	Severance Compensation and Change of Control Agreement between Centra Software, Inc. and Joseph M. Gruttadauria, dated July 25, 2003.

10.4	Severance Compensation and Change of Control Agreement between Centra Software, Inc. and Paul R. Daly, dated July 21, 2003.

10.5	Severance Compensation and Change of Control Agreement between Centra Software, Inc. and John Walsh, dated July 17, 2003.

10.6	Severance Compensation and Change of Control Agreement between Centra Software, Inc. and Deborah Louis, dated July 12, 2003.

31.1	Form of Section 302 Certification signed by Paul R. Gudonis, dated November 14, 2003.

31.2	Form of Section 302 Certification signed by Stephen A. Johnson, dated November 14, 2003.

32.1	Form of Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003, signed by Paul R. Gudonis and Stephen A. Johnson.