Form 10-K
period 2003-12-31
CENTRA SOFTWARE INC
filed 2004-03-12
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000–27861

Centra Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04–3268918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

430 Bedford Street, Lexington, MA 02420

(Address of Principal Executive Offices)

(781) 861–7000

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of the Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes ☑        No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $58,424,000 as of June 30, 2003 based on the last sale price of the Common Stock as reported on the NASDAQ National Market for that date ($3.15 per share.) There were 27,214,960 shares of the registrant’s Common Stock issued and outstanding on March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrants definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2003 which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, objectives, expectations and intentions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe,” “plan,” “expect,” “anticipate,” “intend,” “seek,” “estimate,” “may,” “will,” and “continue,” or similar words are intended to identify forward-looking statements. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, including the sub-section captioned “Factors That Could Affect Future Results,” identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

PART I

ITEM 1.    BUSINESS

Centra Software, Inc., formed as a Delaware corporation in 1995, and its wholly-owned subsidiaries, are referred to throughout this report as “Centra,” “Company,” “we,” and “us” or through similar expressions. For financial information about our business, see our consolidated financial statements and the related notes thereto found in Item 8 of this report. Centra®, CentraOne™, Centra 7™, Centra Symposium™, Centra Conference™, Centra eMeeting™, Centra Knowledge Center™, Centra Knowledge Catalog™, Centra Knowledge Composer™, Centra Speed Scheduler™ and MindLever™ are trademarks or registered trademarks of Centra Software, Inc. All other brand or product names referred to throughout this report may be trademarks or registered trademarks of their respective owners.

Company Overview

We are a leading provider of application software, services and solutions for online business communications and collaboration. Our products and services augment operational business processes to enable real-time, group-oriented human interaction over corporate networks and the Internet. These real-time, “live” group sessions can range from ad hoc, one-on-one online meetings to highly interactive, structured, collaborative learning sessions to prescheduled Web seminars for larger audiences and are key elements to business processes that include collaborative learning, Web marketing, online selling and other interactive activities. We integrate these real-time, “live” group sessions with: (1) workflow tools we have developed such as desktop integration software; (2) professional services capabilities that we or others provide such as content development and (3) leading third-party enterprise software suites such as customer relationship management systems. Furthermore, our products and services support content and user management around the online session to integrate more tightly with these strategic processes across the extended enterprise. Our customers use Centra’s products and solutions to accelerate product introductions, deliver hands-on deployment of software applications, effect change-management initiatives, expand training and certification to employees and external channel partners, facilitate customer interaction and online selling and support project management activities. In addition, we offer consulting, education and support services that enable our customers to successfully implement, deploy and support our products and solutions throughout their organizations.

Our products are available as packaged software applications, hosted services, and on a subscription or per-use basis through our application service provider, or ASP, offerings. Based on a common collaboration framework, our products and services support a wide range of convenient business interactions online, including real-time virtual learning, large scale Web conferences and live, interactive Web meetings. Each real-time collaboration interface includes capabilities for Voice-Over-Internet-Protocol, or VoIP, audio, Web-based video, software application sharing, real-time data exchange, and facilities for session recording and playback. These products and services allow organizations to increase the productivity of their members and enhance the effectiveness of knowledge transfer while reducing travel, facilities and telecommunications costs.

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

In June 2003, we released Centra 7. We consider this product to be the first application software to address corporate requirements for enterprise-wide adoption of real-time collaboration solutions. Deployed as both an on-site (installed on customer premises) and ASP solution, Centra 7 enhancements included advanced integration with the user desktop, solution sets that address an entire business process—before, during, and after a “live” group collaboration session, and advanced systems architecture to support large-scale global enterprise deployments.

As of December 31, 2003, we have sold Centra products to more than 1,300 customer organizations. Our customer base spans multiple industry segments, including financial services, pharmaceutical, government, manufacturing, higher education and telecommunications.

Industry Background

We believe that our customer base is made up of a variety of organizations, from small service companies to the largest 5,000 corporations, “Global 5000”, as well as government agencies and higher education organizations, all of which are operating in a climate characterized by the need for productivity improvements, the ability to address rapid changes in the global marketplace and a need for stronger focus on top-line results and bottom-line cost cutting. Companies and organizations are utilizing the ubiquity and capabilities of the Internet to accelerate critical business processes, improve productivity, create revenue-generating opportunities, leverage employee knowledge and expertise, and lower operating costs. To achieve these goals, organizations are evaluating and implementing collaborative technologies that can enable them to share and exchange business-critical information with geographically distributed customers, partners, prospects and employees and acquire the skills they need to reach their business goals faster. To be truly effective, however, these technologies must be capable of streamlining entire business processes in departments—such as sales, marketing and training—by facilitating the workflow that occurs before, during, and after online meetings, events or classes. These technologies must support the numerous ways in which people collaborate, learn and manage the intellectual capital or knowledge assets of an organization, including:

•	one-to-one customer and sales interactions, including problem resolution, mentoring, and remote product demonstrations;

•	one-to-many seminar and presentation events, including large-scale marketing events, and executive broadcasts;

•	many-to-many learning and interactive teamwork sessions, including virtual instructor-led classes, university extension programs, and remote team projects and

•	individual, on-demand learning activities, including personalized learning tracks that blend archived recordings and scheduled live online classes.

Many commonly known Internet-based communication tools, such as chat rooms, instant messaging, Web meetings, Web conferences and screen sharing, address only ad-hoc and discrete collaboration tasks, are not integrated with a common user interface, back-end management system, or existing operating databases or enterprise applications and, therefore, are difficult to adopt as a permanent collaboration solution for repeatable business applications. In addition, these products do not support the broad range of user and content management required by businesses for truly effective real-time collaboration workflow.

To maximize return on their software infrastructure investments for collaboration, companies require a solution that can integrate voice communication, video, content sharing and group interaction with existing business tools and software applications. In addition, a complete solution must support a broad range of live, self-service, and recorded group interactions in a variety of business contexts, supported by a common collaboration framework. The solution must allow customers, partners and employees to interact from any location, regardless of whether they are on a corporate network or on a low bandwidth dial-up connection, use VoIP or a standard teleconferencing bridge and provide anytime, anywhere access to knowledge and information by blending live online interaction with self-paced content and recordings. A complete solution for online Web event marketing must also support processes for registration and recruitment, lead source tracking, recorded event management, and attendance follow up. Finally, underneath these important process-oriented features and functionality, a complete online business communications and collaboration solution must have a reliable, scalable and interoperable user management system environment that can grow to support and integrate with e-commerce systems, enterprise computer systems, enterprise operating platforms, other enterprise software applications, and emerging Web technologies.

The Centra Solution

Our secure, scalable, standards-based application software for online business communications and collaboration is designed to enable effective, Web-based interaction and knowledge sharing among customers, partners and employees in a variety of business contexts. Our collaboration application software enables groups of people to quickly assemble, converse, interact, share content and work together in real-time over intranets, extranets and the Internet. In 2003, we built upon our industry-leading application software, CentraOne 6.0, to develop Centra 7. CentraOne 6.0 was the first integrated real-time enterprise multimedia collaboration and knowledge delivery application software capable of meeting the full range of Web conferencing and knowledge transfer needs of any organization, from Web meetings and broadcasts to training and content creation and management. To further extend the capabilities of CentraOne 6.0, Centra 7 provides enhancements including advanced integration with the user desktop, solution sets that address an entire business process–before, during, and after a “live” group collaboration session, and advanced systems architecture to support large-scale global enterprise deployments.

Strategy

Our objective is to become the leading provider of open and extensible application software, services and solutions for online business communications and collaboration. We intend to focus our sales and marketing efforts on selling to Global 5000 companies, government agencies and higher education institutions. We believe that the potential size of these markets for our products and services is estimated at $4.6 billion. We intend to grow our leadership position in the collaborative learning market segment of application software, services and solutions for online business communications and collaboration, and leverage that leadership to increase our penetration of other collaboration market segments and to broaden our usage throughout the enterprise. To achieve this objective, we are pursuing the following strategies (although we can give no assurance that these strategies will be successful or that we will be able to achieve profitability—see “Factors That Could Affect Future Results,” in Item 7):

—	Further improve our products, solutions and services.

We intend to continue to support and expand the integration of our products so that our customers can use our products with major enterprise applications and with their desktop email, messaging, and calendaring tools. In addition, we plan to continue our internal development of functionality and professional services that facilitate workflows around the “live” session, enabling easy customization by vertical application, and to invest in our architecture to improve scalability, security, performance, quality of service, and user management and reporting. We intend to continue to leverage existing and emerging technologies from major platform vendors, taking advantage of advances in underlying infrastructure. Finally, we plan to expand our ability to market our products as either packaged software, installed either on the customer’s premises or on our hosted servers, or as a service delivered via our ASP. We believe these product development initiatives are in line with the evolving requirements of organizations looking to find solutions that enable distributed groups of people to work more efficiently and effectively through the automation of important business processes using online technologies.

—	Enhance our position as a leader in application software, services and solutions for online business communications and collaboration.

We intend to further establish Centra as a leader in the online business communications and collaboration market by: 1) leveraging our existing brand recognition in the collaborative learning segment of this marketplace, 2) actively promoting our products and services to new customers and 3) working with industry analysts to define the opportunity and leadership criteria for the online business communications and collaboration solutions market. We believe that the online business communications and collaboration solutions market is, as yet, comparatively unrecognized by industry analysts and business media but that it is starting to attract increasing attention. Through our efforts to define and provide solutions for this market, we believe we can sustain recognition as a leader in this market.

—	Increase our investment in sales and marketing to expand our penetration within existing accounts and to acquire new enterprise accounts.

We intend to increase our sales organization and our lead generation programs, including advertising and other marketing activities to penetrate new and existing accounts at the department level of the Global 5000, government agencies and higher education organizations. Simultaneously, we intend to focus the efforts of our field sales organization at the executive level of these corporations and institutions and to support those efforts by targeted messaging, print advertising, public relations efforts and lead generation marketing programs. We believe that enterprise purchase decisions for online business communications and collaboration software will increasingly involve senior information technology management and other corporate executives, and that a sales and marketing approach that targets both executive-level and departmental opportunities will help us increase the number of large enterprise accounts who select Centra to be the standard or one of the standards for their online business communications and collaboration needs across the organization. To support these sales and marketing initiatives, we plan to spend an additional $8 million in 2004 over our 2003 expenditure rate for sales and marketing.

—	Leverage and expand our ecosystem of alliance and channel partners.

We intend to grow our ecosystem of partners and leverage their relationships and presence in our markets by: 1) increasing the number of identified sales opportunities from highly qualified strategic partner referrals, 2) penetrating companies through regional, national and vertical value-added resellers, 3) maintaining and expanding existing technology and marketing partnerships with learning management systems vendors and systems integrators in the collaborative learning market segment to fuel our ongoing leadership in this market, and 4) adding new partnerships with conferencing services, document management, portal systems and enterprise application vendors to help penetrate new application areas for online business communications and collaboration, specifically in the areas of online marketing, team collaboration and knowledge management. We believe that our partnership strategy is significantly enhanced over other competitors by the availability of our products as packaged software, facilitating tighter integration with partner applications. Furthermore, we believe that these relationships will enable us to increase penetration into our markets and accelerate global customer adoption of our products and services.

—	Improve and promote our extensive professional and customer services.

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

We plan to continue to evaluate strategic opportunities and potential acquisitions that complement our strategy. These opportunities may include companies or technologies that broaden our market opportunity and enable us to expand into adjacent areas or companies that leverage our current solutions to extend our position in our current markets.

Products

Our products provide multiple functions, including ad hoc and self-service interactive online meetings, virtual classes and large-scale Web seminars, and include a robust content management component. They provide access to users through firewalls and proxy servers, and deliver both half and full-duplex VoIP audio, live multi-point video, fully interactive application sharing and record and playback capabilities. They are designed to function over low-bandwidth network connections through a standard browser interface that is consistent for all products and easy to use through a small, downloadable client. Based upon a technological foundation employing Internet standards and Microsoft platform technologies, our products can be deployed on a single Microsoft Windows 2000 or 2003 server and are designed to operate without any special hardware or network technologies. Our enterprise-class software products are designed to scale, as a customer’s usage requires, by adding additional servers or Internet protocol (IP) multicasting capabilities. Centra offers flexible deployment options including on-premises software deployed behind a company firewall, a secure full-service ASP, an outsourced server hosting service, and the option to start with our ASP service and migrate to deploying the software on-premises, behind-the-firewall as needs change.

Centra 7, our enterprise-class application software, addresses a wide range of requirements for enterprise adoption of real-time collaboration solutions and is available in 13 languages (traditional Chinese, simplified Chinese, Danish, English, French, German, Greek, Italian, Iberian Portuguese, Japanese, Korean, Spanish and Arabic (for our Centra Knowledge Center product only)). Centra 7 includes integration with desktop applications for increased ease of use and enhanced integration with departmental business processes and a system architecture that supports information technology (IT) requirements for enterprise-wide deployment.

Centra 7 consists of the following products:

Centra 7 for Virtual Classes. Centra 7 for Virtual Classes is designed for virtual classrooms and highly interactive teamwork. Its real-time collaboration features include full-duplex VoIP audio, integrated Web-based video, application sharing, breakout rooms, whiteboards, slide mark-up, Web touring, text chat, real-time feedback, quizzes, surveys, graded assessments, and record and playback capabilities.

Centra 7 for Web Seminars. Centra 7 for Web Seminars is designed for large-scale Web events, such as online seminars and corporate communications. Integrated capabilities for both VoIP and traditional teleconferencing audio provide customers with the choice that best suits their audience, infrastructure, and budget. Additional in-session features include streaming video, application sharing, record and playback, and system administration capabilities optimized for managing large groups of attendees. Pre- and post-event management functionality, including lead source tracking, online registration and reminders, and post-event follow up, support overall automation and efficiency of the Web event process.

Centra 7 for Self-service Meetings. Centra 7 for Self-service Meetings provides an easy-to-use virtual meeting facility where users can schedule, organize and run their own Web meetings with co-workers, customers, suppliers, partners, and prospects. Using Centra for self-service meetings, individuals can hold online business meetings with others inside or outside their corporate network, using a personal meeting room for spontaneous meetings, or using Centra’s Speed Scheduler feature to organize a meeting for a later date and time. In-session features include VoIP audio, Web based video, application sharing, real-time data exchange and record and playback capabilities.

Centra Knowledge Center. Centra Knowledge Center is designed to provide on-demand access to a wide variety of learning resources and activities stored in a centralized, online content repository. Its capabilities include content management, personalized learning tracks, and competency management.

Centra Knowledge Composers. Centra Knowledge Composer tools are designed to enable users to create interactive content, such as Microsoft PowerPoint presentations, simulations, and other collaborative learning content. These easy-to- use tools enable business professionals to create “knowledge objects” in industry standard formats and then store them in the Centra Knowledge Center content repository.

Services and Support

Professional Services

Our global professional services organization provides comprehensive customer assistance programs, including consulting, education and training, content services, Web event services and maintenance and support services to aid our customers in optimizing the use and experience of our products.

Consulting. We offer a wide range of consulting services to our customers to facilitate the efficient and cost-effective use of our products and services, including an Implementation Resource Kit that includes customer-tested resources and best practices. Centra’s proven deployment methodology provides a roadmap to help customers become productive quickly. Based on the unique needs of an organization, Centra offers custom development projects including business process analysis, customized system configuration, content migration, best practice audits and ongoing change management. Our consulting organization is also responsible for assisting customers with the installation and deployment of our products and offers extended services such as on-site training.

Education and Training. We provide education programs and courses to assist presenters, content developers, event managers, systems administrators, help-desk support professionals, implementation specialists and other professionals in the use of our products and services. Online and on-site courses and workshops led by expert instructors provide knowledge and skills to successfully deploy, use and maintain our products and services. These courses focus on the technical aspects of our products, as well as business issues and processes related to collaborative learning, content creation and management, Web marketing and online business collaboration. Additional offerings include Professional Certification programs.

Content Services. Centra offers a range of content creation services where our instructional designers and content specialists design and develop presentations, courseware and proprietary content based on new or existing slides. In addition, Centra can offer feedback and best practices on how to design and deliver content to increase the effectiveness of online sessions.

Web Event Services. Centra offers complete Web event services for the start-to-finish management of Web seminars including presenter training, practice sessions, custom Web registration pages, email management, in-session event moderators, event recordings and attendance reporting.

Maintenance and Support. Our standard maintenance and support agreement gives customers access to error corrections or bug fixes and rights to unspecified upgrades and enhancements on a when-and-if available basis, as well as related technical support. Our technical support organization helps resolve technical inquiries, is available by telephone, email and fax or, if necessary, on-site at a customer’s premises and provides various levels of technical support and documentation for our customers.

Hosting and ASP Services

Centra offers its entire product line accessible through a variety of secure, outsourced application services and hosting options. These options are designed to accommodate the needs of buyers who may require the flexibility of an outsourced service or who lack the information technology infrastructure and resources to deploy real-time collaboration solutions on-site. We use a third party Internet Service Provider, or ISP, to provide the telecommunications, data center and ongoing monitoring of our ASP services, and we offer our ASP services on a global basis. All options are backed by our world-class Professional Services team to ensure successful implementation.

Sales and Marketing

Distribution

We sell our products and services through a direct sales force and through indirect channel partners, including value-added resellers and integrated technology solution vendors. As of December 31, 2003, our sales and marketing organization consisted of 81 sales and marketing professionals located in 6 domestic and 5 international locations. Our direct sales force primarily focuses on selling our enterprise products and solutions to Global 5000 companies, universities and colleges, government agencies, and other large organizations. We utilize direct sales teams consisting of both sales and technical professionals who work directly with potential customers to provide proposals, demonstrations and presentations designed to meet the specific needs of each customer. Our inside organization operates under a teaming model with our direct sales representatives, focusing on smaller opportunities within the Global 5000. Our telesales organization sells our ASP service to small- and medium-sized companies.

Augmenting the efforts of our direct sales force, Centra products and services are sold indirectly through relationships with value-added resellers. As of December 31, 2003, we had relationships with resellers throughout North and Central America, Europe, the Middle East, Africa, Asia, and Brazil, making our products and services available worldwide. Our reseller partners focus on selling packaged software and ASP services and target department-level purchasers in both the enterprise and the small- and medium-sized business markets. We intend to increase our direct sales force and to authorize additional resellers to sell Centra products and services both domestically and in select international markets.

Revenues from sales outside of the United States were $10,045,000, $6,888,000 and $8,361,000, or 26%, 21% and 19% of total revenues, for 2001, 2002 and 2003, respectively. Since 1999, we have invested in the infrastructure necessary to expand our global operations, including the formation and staffing of our European, Asian and Australian operations. We expect to continue to invest in our international operations as we expand our international indirect channels and our ASP service operations abroad to increase worldwide market share. While weak global economic conditions for enterprise software negatively affected our international revenues in 2002 and 2003, we anticipate that, because of our continued investments in this area, revenues derived from outside the United States will increase both in terms of percentage of revenues and absolute dollars in the future.

To complement our solutions, extend our reach within the online business communications and collaboration market and facilitate rapid integration with third-party products and services for online business communications and collaboration, we have identified and recruited and actively support a strategic “ecosystem” of business relationships. In the collaborative learning market segment, we have partnered with leading content developers, professional service firms, learning technology providers and online training companies. These relationships, including partners such as Saba, Docent, New Horizons, Deloitte Consulting, and Accenture, are aimed at increasing market awareness of our products and helping us generate sales leads. For example, in our relationship with Accenture, Centra products are used, if selected by the customer, to deliver live interactive training, support, implementation and consulting services to their customers in connection with their deployment of enterprise applications such as Oracle, PeopleSoft, SAP and Siebel. These arrangements are intended to provide additional marketing resources, awareness and account access. We can give no assurance, however, that these relationships will continue or that they will produce the expected results. See “Factors That Could Affect Future Results,” in item 7.

In addition to activities aimed at advancing awareness and reach of our Centra brand, we entered into agreements with SiteScape and ClearOne, technology solution providers of asynchronous team collaboration, in which they have embedded our products as part of their own product solutions. The agreements were entered into during the fourth quarter of 2002 and third quarter of 2003, respectively, and to date have not resulted in any significant revenues. We may, in the future, pursue other embedded arrangements with other technology solution providers in complementary application areas such as portals, document management and customer relationship management. We can give no assurance, however, that this will prove successful or help us increase revenues. See “Factors That Could Affect Future Results,” in item 7.

Pricing

Our products and services are divided into four major categories for pricing purposes:

•	licenses for our software products;

•	maintenance and support services related to those licenses;

•	consulting, training and education services for assistance with integration and implementation and

•	hosting and ASP service offerings.

We license our software under a variety of pricing models to support the business needs of different types of customers, including perpetual named-user licenses, perpetual concurrent-user licenses and time-limited or subscription-based licenses. Customers who license our enterprise application software typically purchase renewable maintenance and support contracts that provide telephone support, error corrections or bug fixes and rights to unspecified upgrades and enhancements on a when-and-if available basis over a stated term, usually a 12-month period. Maintenance is priced as a percentage of the license fees. We also offer consulting, training and education services to our customers, primarily on a time-and-materials basis, but also, for education, on a course subscription or per-course basis. In addition, we offer hosting services for customers under hosting agreements, with terms typically ranging from 6-12 months, to outsource the administration and infrastructure necessary to operate our enterprise application software. The hosting fees include a monthly service fee in addition to license fees for the software. We offer many of our licensed products as an ASP service as well, with a variety of terms, including annual, semi-annual, quarterly or monthly or on a per event or actual usage basis to facilitate a low-entry price point for easy adoption. Prices for a complete system vary based upon the number of system users and servers, and the level of use.

Marketing

We focus our marketing efforts on creating general awareness of the capabilities of our products and services in the online business communications and collaboration market. We also focus on generating specific interest among business executives considering enterprise-level online business communications and collaboration solutions, as well as individual and departmental users we consider suitable for the Centra ASP service. We engage in a broad range of marketing activities, including advertising, sponsoring seminars for prospective customers, exhibiting at targeted conferences for the technology and investment communities, and deploying paper and email-based awareness and lead generation activities. We maintain an active public relations program through which we issue press releases that highlight major customer additions, strategic partnerships and new product releases. We develop relationships with industry analysts and promote coverage of the Company in the trade and business press. We devote resources to our Web site to provide product and company information, as well as customer profiles. We continue to enhance our Web site with features, including online presentations, seminar content and customer application success stories. Our product marketing programs are aimed at informing customers of the capabilities and benefits of our products and increasing the demand for such products across major industry segments. We plan to continue to devote significant resources to marketing our products and the Centra brand. Our marketing organization works closely with our customers and direct sales organization to manage the lead process and to capture, organize and prioritize customer feedback to help guide our product development efforts.

Customers

As of December 31, 2003, we have sold Centra products to more than 1,300 distinct customer organizations worldwide, across many industry sectors, which in the aggregate represents millions of end-users both inside and outside of their respective organzations. New customers added in 2003 include Weyerhauser, Epiphany, Tennessee Farmers Insurance, Kingdee International Software Group, Banca Italia, Roche Diagnostics, Royal Caribbean International Cruise Lines, Ascential Software, Xilinx, Eastern Bank, Boehringer Ingleheim, North Carolina State University, GreenPoint Mortgage, Spherion, Zurich American Insurance, Time Warner, and Blue Cross Blue Shield of New Jersey.

We operate within a single business segment. Our total revenues from customers in the years ended December 31, 2001, 2002 and 2003 were $39.1 million, $33.4 million and $43.0 million, respectively. No single customer, including direct end-users or resellers, accounted for more than 10% of our total revenues during the years ended December 31, 2001, 2002 or 2003.

Competition

The market for real-time enterprise conferencing and collaboration is in its early stages, but is competitive, evolving and subject to rapid change because of market consolidation. We expect that the intensity of our competition will increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business. We believe that our ability to compete depends on many factors both within and beyond our control, including: 1) our domain expertise and focus on delivering high-value, specialized applications that streamline critical business processes such as enterprise application deployments, sales and channel productivity and training and certification; 2) the performance, reliability, ease of use and features of our products as compared to those of our competitors; 3) our ability to secure and maintain key strategic relationships with large software vendors, system integrators and value-added resellers; 4) our ability to expand our sales operations and partner channels around the world; 5) increased awareness of the Centra brand through comprehensive advertising and public outreach programs and 6) the timing and market acceptance of new products and enhancements to existing products developed by us and our competitors.

Competitors vary in size and in the scope and breadth of the products and services offered. These include suppliers addressing sub-segments of our overall target market with products and services for virtual classrooms, Web conferences, Web meetings, content management and creation, and related offerings. Our primary competitors include WebEx, Microsoft (which recently purchased PlaceWare), and the Lotus division of IBM. We believe that we have a stronger product offering for the following reasons: 1) we are the only vendor that focuses on high value specialized applications that automate mission critical business processes, which provides greater functionality than generic Web-conferencing tools and 2) our products can be delivered in many ways, either deployed at a customer’s premises or on its network as a packaged software application, or delivered by Centra as an ASP or hosted service utilizing our network. Also, our products are extensible, with an open application program interface, so that they can be integrated with various software applications, operating platforms and software tools.

Centra sells complete solutions that address business challenges in an organization. Unlike competitors that sell Web conferencing tools, Centra focuses on specific business problems, enabling organizations to more effectively and cost-efficiently roll out new IT enterprise applications, prepare their sales force to be more productive, and assist and repurpose corporate training programs. The solutions include core software, workflow capabilities that automate business processes, professional services based on domain expertise, and third-party integrations. Also, we do not believe that our competitors typically offer a variety of deployment options (on premises for highest security, ASP, or hosted services) or the breadth of integration with other software assets (desktops, enterprise applications, Learning Management Systems, databases, user directories, etc.) that we offer. Finally, our competitors do not provide an integrated knowledge portal for delivery of corporate content and blended learning programs, accelerating knowledge transfer and building skills. In addition to the companies named above, there are a number of other real-time collaboration software and service companies that compete with parts of or all of our real-time enterprise offerings, such as Raindance, Latitude Communications (recently purchased by Cisco), HorizonLive, Genesys and Interwise. We believe that we are able to compete favorably against these companies because they provide products or services that are less complete than ours.

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

We believe that our principal competitive advantages in the market for online business communications and collaboration include:

•	a focus on high-value-added specialized applications;

•	a significant base of reference customers that will continue to expand their Centra deployments into other areas or departments of their companies;

•	the breadth and depth of our products and solutions;

•	our use of fully integrated multi-point VoIP audio, saving costs over traditional audio conferencing services typically used with online collaboration tools;

•	our experience delivering enterprise-level collaboration that addresses various corporate-wide standardization requirements;

•	the global reach of our distribution channels;

•	product quality, reliability and innovation;

•	the quality and breadth of our customer and professional services offerings;

•	core technology and

•	product features and price.

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

Product Development

The market for online business communications and collaboration products is characterized by rapid technological change, evolving customer requirements, frequent new product introductions and enhancements, and emerging industry standards. We devote significant time and resources to analyzing and responding to changes in the industry, such as changes in operating systems, application software, security standards, and networking software, that have an impact on evolving customer requirements.

Our online business communications and collaboration products and services must compete on the basis of reliability, scalability, interoperability, security, ease of use and ease and flexibility of administration. We have made, and expect to continue to make, a substantial investment in research and development to enhance our products, and solutions based thereon, stay abreast of advances in collaboration technology, network infrastructure and user administration, and respond to evolving customer needs. In the years ended December 31, 2001, 2002, and 2003 we spent approximately $14.7 million (which included approximately $2.2 million of non-recurring acquired in-process research and development in connection with the acquisition of MindLever in April 2001), $12.0 million, and $11.5 million, respectively, on product development or 38%, (32% excluding the acquired MindLever in-process research and development) 36%, and 27%, respectively, of total revenues.

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

Proprietary Rights

Our success and ability to compete are dependent, to a significant degree, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We regard certain aspects of our products and documentation as proprietary and we rely on a combination of patent, trademark, trade secret and copyright laws and licenses and contractual restrictions to protect our proprietary rights. These legal protections afford only limited protection for our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements that restrict use of the software by our customers. Finally, we seek to limit disclosure of our intellectual property by requiring employees, consultants and customers with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We believe, however, that in the market for online business communications and collaboration products and services, factors such as the technological and creative skills of our personnel and our ability to develop new products and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

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

There can be no assurance that other parties will not claim that our current or future products infringes their rights in the intellectual property. We expect that developers of enterprise applications will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into terms marginally acceptable to us. A successful infringement claim against us, and our failure or inability to license the infringed rights or develop license technology with comparable functionality, could have a material adverse effect on our business, financial condition and operating results. In August 2003, we were sued in federal court in the District of Colorado on a claim that we infringed the plaintiff’s patent rights. The Company has filed an answer to the complaint denying all of the allegations. See Item 3, “Legal Proceedings.”

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

Employees

As of December 31, 2003, we employed a total of 258 full-time employees, including 87 in product development, 81 in sales and marketing, 59 in services and support and 31 in general and administration. As of December 31, 2003, a total of 234 employees were located in the United States and 24 were located outside of the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good. Our future success will depend in part on our ability to attract, retain, and motivate highly qualified technical and management personnel for whom competition is intense.

ITEM 2.    PROPERTIES

The Company’s current headquarters consist of a leased office suite located at 430 Bedford Street in Lexington, Massachusetts. We occupy approximately 49,000 square feet of space at that location under a lease that expires in June 2005. In addition, we lease approximately 30,000 square feet of space in Morrisville, North Carolina, primarily as a product development facility, under a lease that expires in May 2005. We occupy approximately 9,000 square feet of the Morrisville property. We also lease approximately 5,000 square feet of space in Duluth, Georgia as a technical support facility under a lease that expires in January 2007 and approximately 3,600 square feet in Maidenhead, England as headquarters for our Europe, Middle East and Africa field operations under a lease that expires in November 2008. These facilities are expected to meet our needs through at least December 31, 2004.

To support our field sales and consulting staff, we also lease office space domestically in the metropolitan areas of Atlanta, Los Angeles, Philadelphia and San Francisco, and, internationally, in Sydney, Australia; Toronto, Canada; Tokyo, Japan and Singapore. Each of these offices, generally, is leased under an agreement with a remaining term of 12 months or less.

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

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The

complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. Centra plans to participate in this settlement, which will be funded by Centra’s insurers. The settlement is subject to finalization and court approval. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

Bankruptcy Claim

The Company has been named as a defendant in an adversary proceeding arising out of the Winstar Communications, Inc. bankruptcy pending in bankruptcy court in the State of Delaware, which converted to a case under Chapter 7 on January 24, 2002. The claim alleges that Centra received a preferential transfer from the Debtor in the amount of $128,650, which amount was payment in full for a software license and maintenance support beginning September 2000. The bankruptcy trustee filed suit against Centra, along with numerous other entities, on April 8, 2003. Centra has reached an agreement in principle to settle this claim for $15,000.

Patent Infringement Lawsuit

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol “CTRA.” The following table sets forth, for the periods indicated, the range of high and low prices per share of our common stock as reported on the NASDAQ National Market during each of the quarters indicated.

	Price Range of Common Stock
	High	Low
2002 Year:
First Quarter ended March 31, 2002	$8.90	$4.20
Second Quarter ended June 30, 2002	$5.05	$1.75
Third Quarter ended September 30, 2002	$2.23	$1.15
Fourth Quarter ended December 31, 2002	$1.38	$0.78

	High	Low
2003 Year:
First Quarter ended March 31, 2003	$1.56	$0.93
Second Quarter ended June 30, 2003	$3.36	$1.28
Third Quarter ended September 30, 2003	$4.21	$2.43
Fourth Quarter ended December 31, 2003	$4.48	$2.70

As of February 28, 2004, there were approximately 204 holders of record of our common stock. This number does not include stockholders for whom shares are held in a nominee or “street” name of which we believe there are a substantial number.

We have never declared or paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

In February 2000, we completed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (File No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. Our net proceeds from the offering were approximately $73.2 million. From the effective date through December 31, 2003, we used approximately $6.5 million for payments of dividends to preferred shareholders, $29.7 million to fund operations, $1.9 million for capital expenditures, $5.0 million for the acquisition of MindLever and satisfaction of related debt and $4.7 million to pay amounts outstanding under term loans. As of December 31, 2003, we had approximately $25.4 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds in high-quality investments, consisting primarily of obligations of the U.S. Treasury and U.S. government-backed agencies.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended December 31,
	1999	2000	2001(2)	2002	2003
	(In Thousands, Except Per Share Data)
Consolidated Statements of Operations Data:
Revenues:
License	$7,017	$18,697	$28,815	$15,967	$20,342
Software services	61	408	2,716	5,478	8,235
Maintenance and professional services	1,517	3,868	7,586	11,955	14,464

Total revenues	8,595	22,973	39,117	33,400	43,041

Cost of revenues:
License	173	314	505	434	581
Amortization of acquired developed technology	—	—	467	700	700
Software services(1)	29	217	2,192	2,249	2,290
Maintenance and professional services	1,514	3,164	4,360	4,119	4,218

Total cost of revenues	1,716	3,695	7,524	7,502	7,789

Gross profit	6,879	19,278	31,593	25,898	35,252

Operating expenses:
Sales and marketing(1)	8,040	22,563	25,481	20,662	21,485
Product development(1)	4,594	8,481	12,516	11,989	11,458
General and administrative(1)	2,440	4,977	7,418	7,843	8,650
Compensation charge for issuance of stock options	736	925	887	752	677
Acquired in-process research and development	—	—	2,200	—	—
Amortization of goodwill	—	—	783	—	—
Amortization of other intangible assets	—	—	66	—	—
Impairment of goodwill	—	—	—	5,885	—
Merger transaction costs	—	—	—	1,238	—
Restructuring and severance charges	—	—	—	439	1,155

Total operating expenses	15,810	36,946	49,351	48,808	43,425

Operating loss	(8,931)	(17,668)	(17,758)	(22,910)	(8,173)
Other income, net	308	3,810	1,076	440	262

Net loss	(8,623)	(13,858)	(16,682)	(22,470)	(7,911)
Accretion of discount on preferred stock	507	649	—	—	—

Net loss attributable to common stockholders	$(9,130)	$(14,507)	$(16,682)	$(22,470)	$(7,911)

Basic and diluted net loss per common share	$(1.39)	$(0.67)	$(0.68)	$(0.88)	$(0.30)

Weighted average common shares outstanding, basic and diluted	6,588	21,781	24,449	25,601	26,502

Pro forma basic and diluted net loss per common share(3)	$(0.64)	$(0.64)

Pro forma weighted average common shares outstanding, basic and diluted(3)	15,281	22,608

1)	Excludes compensation charge for issuance of stock options, which is presented in the aggregate in a single line item below.
2)	Includes the impact of the acquisition of MindLever from the date of acquisition in April 2001.
3)	Pro forma basic and diluted net loss per common share includes accretion of $649 based on the assumption that the full amount of the discount is expensed at conversion.

	December 31,
	1999	2000	2001	2002	2003
	(In Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$7,878	$65,187	$48,183	$38,244	$28,888
Working capital	5,828	59,927	42,188	28,127	16,549
Long-term investments	—	—	—	—	5,888
Goodwill and other intangible assets, net	—	—	6,955	933	233
Total assets	13,296	75,064	70,977	51,424	46,028
Term loans, net of current maturities	376	1,894	2,631	2,027	553
Redeemable convertible preferred stock	32,480	—	—	—	—
Total stockholders’ equity (deficit)	(24,787)	61,874	51,347	30,490	24,325

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” appearing in Item 6 of this report and our consolidated financial statements and notes thereto appearing under Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, as described under “Special Note Regarding Forward-Looking Information” above Item 1 of this report and in the discussion under the heading “Factors That Could Affect Future Results” in this Item 7.

Overview

Centra is a leading provider of application software, services and solutions for online business communications and collaboration. Our products and services augment operational business processes to enable real-time, group-oriented human interaction over corporate networks and the Internet. Our customers use Centra to accelerate product introductions, deliver hands-on deployment of software applications, effect change-management initiatives, expand training and certification to employees and external channel partners, facilitate customer interaction and online selling and support project management activities. In addition, we offer consulting, education and support services that enable our customers to successfully implement our products and solutions throughout their organizations.

An overview of our products and services, our geographical markets, our strategic intent as well as the challenges inherent in achieving our operational and financial goals, are outlined as follows:

Product portfolio. Our products are available as either packaged software applications, with optional hosted services, or on a subscription or per-use basis through our ASP offerings. Based on a common collaboration framework, our products and services support a wide range of convenient business interactions online, including real-time virtual learning, large scale Web conferences and live, interactive Web meetings. Each real-time collaboration interface includes capabilities for VoIP audio, Web-based video, software application sharing, real-time data exchange, and facilities for session recording and playback. These products and services allow organizations to increase the productivity of their members and enhance the effectiveness of knowledge transfer while reducing travel, facilities and telecommunications costs.

Geographic presence. We sell our products and services primarily through a direct sales force and through relationships with indirect channel partners, including value-added resellers and technology solution providers. We have established direct sales and service operations for North America, with offices throughout the United States and in Canada, for Europe, with headquarters in Maidenhead, England and for Australia, based in Sydney. In addition, we have value-added resellers throughout North America, Europe, the Middle East, Africa, Asia, Brazil, and Central America. Revenues from sales outside of the United

States were $10,045,000, $6,888,000 and $8,361,000, or 26%, 21% and 19% of total revenues, respectively for 2001, 2002 and 2003, respectively. Since 1999, we have invested in the infrastructure necessary to expand our global operations, including the formation and staffing of our European, Asian and Australian operations. We expect to continue to invest in our international operations as we expand our international indirect channels and our ASP service operations abroad to increase worldwide market share. While weak global economic conditions for enterprise software negatively affected our international revenues in 2002 and 2003, we anticipate that, because of our continued investments in this area, revenues derived from outside the United States will increase both in terms of percentage of revenues and absolute dollars in the future.

Strategic intent. Our strategy is to become the leading provider of open and extensible application software, services and solutions for online business communications and collaboration. In our effort to achieve this market position, we have undertaken several key business and operational initiatives with the intent of generating profitable revenue growth through the deliverance of exceptional products, solutions and services. We intend to invest in the areas of sales and marketing by:

•	increasing the size of our direct and indirect sales organizations;

•	increasing our lead generation programs, including advertising and other marketing activities to penetrate new and expand existing accounts at the department or division level of the Global 5000, government agencies and higher education organizations;

•	focusing our direct field sales force on selling at the executive level of strategic accounts within our existing customer base and

•	realigning our inside sales representatives to team with our direct field sales representatives in North America to provide an additional layer of support in the field to increase sales productivity.

During 2004, we expect to increase spending in sales and marketing by $8 million over 2003 levels, aimed at enhancing brand recognition and increasing revenues. In all other areas of the business, including product development, general and administrative, and customer support, we expect to maintain or increase slightly our level of expenditures in 2004 to execute our business plan, to expand our ecosystem of alliance and channel partners and to further develop and improve upon our products and services to address the real-time enterprise conferencing and collaboration market. See “Liquidity and Capital Resources” and “Factors That May Affect Future Results—We may not successfully execute our strategic plan despite our significant planned investments.”

Challenges in the marketplace. The market for real-time enterprise conferencing and collaboration is both evolving and subject to rapid technological change. Additionally, the purchasing behavior of our customers is influenced, in large part, by the macroeconomic environment as well as their corporate financial condition. These two factors combined or in isolation present formidable challenges in the marketplace as we cannot predict the timing or magnitude of such external situations. As we proceed through the next few quarters, we do expect to see positive results from an increase in our direct sales force, the re-alignment of our inside sales team, and from our incremental investments in lead generation programs. However, while we have done extensive market research, we cannot be entirely assured of the resulting success of these investments. Our goals of achieving revenue growth and establishing a market leading position are dependent upon various factors including: 1) macroeconomic conditions, 2) corporate IT needs and spending capacity, 3) successful packaging and presentation of our products, 4) efficient and effective execution of our sales strategy and 5) competitive entrants and marketplace actions. (For a more comprehensive analysis of risk factors, see “Factors That Could Affect Future Results” below).

On April 30, 2001, we acquired MindLever.com, Inc., a North Carolina corporation and a provider of management systems for learning content, for $2.9 million in cash and 509,745 shares of common stock valued at approximately $3.8 million, plus acquisition costs of approximately $512,000, for a total purchase price of approximately $7.2 million. As a result of the acquisition, MindLever became a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of MindLever have been included in our results of operations from the date of acquisition. When we acquired MindLever, we recorded a goodwill asset on our balance sheet in the amount of $5.9 million. During the quarter ended December 31, 2002, however, we recorded an impairment charge of $5.9 million to write down the remaining goodwill to its implied fair value of zero.

Our revenues are classified into three main categories: license, software services and maintenance and professional services. License revenue is generated from the sale of packaged software applications on either a perpetual license or time-based license basis. Software services revenue is comprised of revenues from our ASP service sold on a subscription or per-use basis and from hosted services. Maintenance and professional services revenue includes revenue from maintenance and support contracts and from consulting and education services.

Our cost of license revenues includes royalties due to third parties for technology included in our products, as well as the cost of product documentation, media used to deliver our products, and fulfillment. Amortization of acquired developed technology represents the amortization, over a three-year period, of the valuation of the developed technology and know-how acquired in connection with our April 2001 acquisition of MindLever. Our cost of software service revenues includes (1) salaries and related expenses for our hosted and ASP services organizations, (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing our services, and (3) direct costs related to our hosted and ASP service offerings. Our cost of professional services and maintenance revenues includes (1) salaries and related expenses for our consulting, education and technical support services organizations and (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing our services.

Our operating expenses are classified into seven general categories: sales and marketing, product development, general and administrative, compensation charge for issuance of stock options, impairment of goodwill, merger transaction costs and restructuring and severance charges.

•	Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel and costs associated with marketing programs, including trade shows, user group meetings and seminars, advertising, public relations activities and new product launches.

•	Product development expenses consist primarily of employee salaries and benefits, fees for outside consultants and other related costs associated with the development of new products and the enhancement of existing products, amortization of costs of third-party source code purchased, costs associated with quality assurance, testing and documentation and third-party product localization costs.

•	General and administrative expenses consist primarily of salaries and other related costs for executive, financial, administrative and information technology personnel, as well as costs for auditing and accounting, legal, investor relations, liability insurance and other expenses associated with being a public company.

•	Compensation charge for issuance of stock options represents the amortization, over the vesting period, of the difference between the exercise price of options granted to employees in 1999 and 2000 and the deemed fair market value of these options at the time they were granted for financial reporting purposes. In addition, our compensation charge for issuance of stock options represents a charge in the third quarter of 2003 of approximately $300,000 for the acceleration of vesting and extension of the time period to exercise certain stock options under the terms of a severance agreement with our former president and chief operating officer.

•	Impairment of goodwill represents the write down of the remaining goodwill related to the MindLever transaction to its implied fair value of zero.

•	Merger transaction costs represent legal and investment advisor costs that were incurred related to the proposed merger between Centra and SmartForce PLC. The proposed merger was terminated as of April 2, 2002.

•	Restructuring and severance charges represent charges incurred related to the departure of various members of our executive team during 2003, and a reduction in the Company’s workforce in April 2002.

In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

We have experienced substantial losses in each fiscal period since our inception. As of December 31, 2003, we had an accumulated deficit of $88.1 million. These losses and our accumulated deficit have resulted from the significant costs incurred in the development, marketing, sale and delivery of our products and services, including the establishment of our hosted and ASP services infrastructure, which have been only partially offset by our revenues to date. Although we have experienced significant revenue growth in 2003 and we have achieved a substantial decrease in our net loss for 2003 over 2002, we may not be able to continue to increase our revenues or attain profitability and, if we do achieve profitability, we may not be able to sustain profitability for any future periods. We plan to spend an additional $8 million for sales and marketing in 2004 over our 2003 expenditure rate and as a result we expect to incur additional losses during 2004. However, we plan for our operations to become profitable by the end of 2004. To accomplish this goal we will need to generate a significant increase in revenues in 2004 over 2003. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely upon them as an indication of our future financial performance. See “Factors That Could Affect Future Results,” in Item 7.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable valuation and reserves, the valuation of intangible assets and goodwill and accounting for income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 1 to the consolidated financial statements included in this Report contains a discussion of our significant accounting policies. Management believes that the following critical accounting policies most significantly affect the portrayal of our financial condition and require management’s most difficult and subjective judgments:

Revenue Recognition

The recognition of revenue is a key component of our results of operations and the time at which revenue is recognized determines the timing of certain costs and expenses, such as royalties and referral fees. In measuring revenues, we follow the specific guidelines of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and related authoritative literature.

We derive our revenues from the sale of software licenses, application service provider or ASP and hosting services, maintenance (post-contract support) and professional services. Maintenance includes telephone support, error correction or bug fixes and rights to upgrades and enhancements on a when-and-if available basis. We execute contracts that govern the terms and conditions of each software license, each ASP and hosting agreement and each maintenance and support and other professional services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of the terms of specific transactions, vendor specific objective evidence of undelivered elements, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized and thus affects our results of operations and financial condition. Our specific guidelines and procedures for recognizing revenue are discussed in detail in Note 1, paragraph c to our consolidated financial statements included in this Report.

Under the applicable provisions of SOP 97-2, as amended by SOP 98-9, we recognize revenue from the sale of software licenses upon the occurrence of all required conditions, including 1) persuasive evidence that an arrangement exists, 2) the product has been delivered, 3) the fees are fixed or determinable and 4) collection of the resulting receivable is reasonably assured. Each of these factors, particularly the collection of the resulting receivable, requires estimation and judgment by management.

Revenues associated with license sales to distributors or to value-added resellers are recognized when an end-user customer has been identified and all other revenue recognition criteria above have been met. Revenue associated with license sales to U.S. government agencies through a teaming arrangement with a third-party partner are recognized when a signed order from our partner and evidence of a purchase order from the government agency to the partner is received and all other revenue recognition criteria above have been met. Thus, these types of transactions require management to make judgments as to these additional factors.

For arrangements with multiple elements (for example, the sale of a product license along with the sale of maintenance and support, and training and consulting to be delivered later), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements and recognize the remaining amount at the time of shipment or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers. Thus, these types of arrangements require us to make judgments about the fair value of undelivered arrangements.

At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. Billings to customers are generally due within 30 to 90 days. However, in certain circumstances, we have offered extended payment terms greater than 90 days but equal to or less than 180 days to certain customers, for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into larger scale license arrangements with us. We believe that we have sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time license revenue is recognized. In addition, in assessing whether collection is probable or not for a given transaction, and therefore whether we should recognize the revenue, we make estimates regarding the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s SEC filings. Creditworthiness for transactions to existing customers is assessed through a review of their prior payment history. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of payment.

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

In the event that we were to revise our estimates and judgments regarding the above, or regarding other aspects of our revenue recognition policies and practices, the timing and amounts of our reported revenue could be materially affected.

Accounts Receivable Valuation and Reserves

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and on our history of write-offs of accounts receivable. While we believe the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances would be required and bad debt expense would increase by the amount we increased the allowances. In addition to the allowance for uncollectible amounts, we also provide an allowance for sales returns based on historical return rates. If we were to experience return rates exceeding those provided for, an additional allowance for sales returns would be required, our total revenues would be reduced and our loss increased by the amount we increased the allowances. Historically very few of our returns and uncollectible receivables have been significant or have had a material impact on our financial position or results of operations

Valuation of Intangible Assets and Goodwill

Effective January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, instead of amortizing goodwill and certain other long-lived assets over time, we carry the asset on our balance sheet at its stated value and test it for impairment. The test is performed both annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. If it is determined that the carrying amount of goodwill exceeds its implied fair value, then a loss in operations to the extent of the impairment must be recorded. Because such impairment losses can occur irregularly and in varying amounts, our operating results may be subject to volatility if we have goodwill and other non-amortizing assets on our balance sheet from time to time. We do not currently carry any goodwill on our balance sheet.

When we acquired MindLever in April 2001, we allocated approximately $5.9 million of the purchase price of approximately $7.2 million to goodwill. We also allocated approximately $2.1 million of the MindLever purchase price to developed technology and know-how and $300,000 to assembled workforce. This amount of $2.4 million was being amortized over a period of three years. These allocations represented management’s estimate of the excess of the purchase price over the fair value of the identifiable intangible net assets that we acquired in the transaction. In December 2002, we conducted our first annual impairment test of the goodwill under SFAS No. 142. To measure the value of the goodwill, we used a combination of the market value of the Company and the net present value of the cash flows that we estimated our assets would produce over their useful lives. We determined that the value of the goodwill was zero. Accordingly, we recorded an impairment charge of $5.9 million, representing the entire carrying amount of goodwill, in the fourth quarter of 2002.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process requires us to estimate our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a net deferred tax asset of $30.4 million as of December 31, 2003, primarily consisting of certain net operating losses and tax credits carried forward before they expire. We have booked a valuation allowance in the full amount of this asset, $30.4 million, as of December 31, 2003, due to uncertainty about our ability to utilize any of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Results of Operations

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Year Ended December 31,
	2001(2)	2002	2003
Consolidated Statements of Operations Data:
Revenues:
License	74%	48%	47%
Software services	7	16	19
Maintenance and professional services	19	36	34

Total revenues	100	100	100
Cost of revenues:
License	1	1	1
Amortization of acquired developed technology	1	2	2
Software services(1)	6	7	5
Maintenance and professional services	11	12	10

Total cost of revenues	19	22	18

Gross margin	81	78	82
Operating expenses:
Sales and marketing(1)	65	62	50
Product development(1)	32	36	27
General and administrative(1)	19	23	20
Compensation charge for issuance of stock options	2	2	1
Acquired in-process research and development	6	—	—
Amortization of goodwill	2	—	—
Impairment of goodwill	—	18	—
Merger transaction costs	—	4	—
Restructuring and severance charges	—	1	3

Total operating expenses	126	146	101

Operating loss	(45)	(68)	(19)
Other income, net	2	1	1

Net loss	(43)%	(67)%	(18)%

(1)	Excludes compensation charge for issuance of stock options, which is presented in the aggregate in a single line item.
(2)	Includes the impact of the acquisition of MindLever from the date of acquisition in April 2001.

Comparison of 2003 and 2002

Revenues ($ In Millions)

	2003		2002		$ Change 2002 to 2003	% Change 2002 to 2003
	$	% of Total Revenues	$	% of Total Revenues
License	$20.3	47%	$16.0	48%	$4.3	27%
Software services	8.2	19%	5.5	16%	2.7	49%
Maintenance and professional services	14.5	34%	11.9	36%	2.6	22%

Total revenues	$43.0	100%	$33.4	100%	$9.6	29%

Total revenues increased by $9.6 million, or 29%, to $43.0 million for 2003, from $33.4 million for 2002. The increase was attributable to a significant increase in license and software services revenues as well as continued growth in maintenance revenues. We believe that revenues will continue to grow at a similar rate in 2004 in the range of 25% to 30% based on our plan to increase spending in sales and marketing in 2004, our realignment of the inside sales organization with the field sales force, expansion of our network of value-added resellers and changes in our sales strategy to focus on selling, both at the executive level and in new departments and divisions within our existing strategic accounts. However, we expect license revenues to represent a greater portion of total revenues in 2004 as we generally recognize license revenues up front, upon shipment of the licenses to the customer, compared with software services revenues that generally are recognized over time as the service is used. See “Business—Strategy” in Item 1 of this Report.

•	Software license revenues increased by $4.3 million, or 27%, to $20.3 million for 2003, from $16.0 million for 2002. The increase over last year was due to the growth in the number of total license transactions for both new and existing customers. The average transaction size declined for new customers reflecting a more conservative buying pattern with lower initial investments to start. The average transaction value for existing customers increased. However, if we excluded the transaction in the third quarter of 2003 with the U.S. Army for $1.6 million in licenses, the average transaction value for existing customers would have been flat with the prior year. The average transaction value for existing accounts is higher than the average transaction value for new accounts in 2003 compared with last year in which the average transactions values were relatively the same. In the future, we expect to see software license revenue growth continue to be generated in large part by our existing customer base as the direct sales force continues to focus on further penetration within existing accounts in an effort to implement enterprise-wide solutions. Software license revenues represented 47% of total revenues for 2003 and 48% of total revenues for 2002.

•	Software services revenue, which includes our ASP and hosting services, increased by $2.7 million, or 49%, to $8.2 million in 2003 from $5.5 million in 2002. The increase in software services revenue was primarily due to an increase in ASP revenues, which represented 88% of total software services revenues in 2003, resulting from the growth of our ASP orders in both 2002 and 2003. The increase in ASP orders was attributed to higher volume in new ASP accounts and continued high renewal rates for our ASP services. We believe that ASP revenues will continue to grow in 2004 while new orders for ASP services will slow down as we realign our inside telesales organization to support the field sales force and shift the sales of our ASP services for small- and medium-sized businesses from our inside telesales organization to our indirect distribution channels. Longer term, we believe that our existing license customers will add ASP services to facilitate reaching their external constituents, such as prospects, customers and channel partners, over the Internet, in a secure environment without breaching the customer’s behind-the-firewall network. In addition, for new buyers who may require the flexibility of an outsourced service or who lack the information technology infrastructure and resources to deploy real-time collaboration solutions on-site, our ASP or hosted services offering will be preferred. Software services revenues represented 19% of total revenues for 2003 and 16% of total revenues for 2002.

•	Maintenance and professional services revenues, which includes our maintenance, consulting and education services, increased by $2.6 million, or 22%, to $14.5 million for 2003, from $11.9 million for 2002. The increase was primarily due to an increase in both the total number and dollar value of renewals of annual maintenance and support contracts, from the sales of new maintenance and support contracts associated with sales of licenses, and, to a lesser extent, from professional services revenues. We expect total maintenance and professional services revenues to continue to increase in future periods as our installed base of license users grows and new maintenance contracts are added or increased, and as we continue to invest in and enhance our customer service capabilities, including state-of-the-art training and education for our products and packaged consulting services, around best practice methodologies for enterprise deployment and integration. Maintenance and professional services revenues represented 34% of total revenues for 2003 and 36% of total revenues for 2002.

Cost of license revenues. Cost of license revenues increased by $147,000, or 34%, to $581,000 for 2003, from $434,000 for 2002. The increase was attributable to higher royalty fees and fulfillment costs resulting from a higher volume of license revenues in 2003. Since a significant portion of our license costs represent royalties that we pay to third parties on a per unit rate of product sold, primarily on server units, we expect that cost of license revenues will vary in the future based upon the unit volume of products sold. Cost of license revenues was 1% of license revenues for both 2003 and 2002.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which is being amortized over a three-year estimated useful life. Amortization of acquired developed technology was $700,000 for 2003 and 2002. In the first half of 2004, we will incur $233,000 in amortization costs, after which the acquired developed technology asset will be fully amortized and no further costs will be incurred.

Cost of software services revenue. Cost of software services revenue increased by $41,000, or 2%, to $2.3 million for 2003, from $2.2 million for 2002 due to an increase in the use of technical support services resulting from the growth in the number of ASP service customers added in 2003. Cost of software services revenue was 28% of software services revenue for 2003 and 41% of software services revenue for 2002. This decline in costs as a percentage of software services revenue reflects the increase in software services revenue in 2003 combined with a proportionally lower amount of additional ASP service costs reflecting the increased capacity of our ASP services as the result of our latest product release in June 2003. We anticipate that the cost of software services revenue will increase in absolute dollars to the extent that we must expand the capacity of our ASP service to meet increased demand.

Cost of maintenance and professional services revenue. Cost of maintenance and professional services revenue increased by $99,000, or 2%, to $4.2 million for 2003, from $4.1 million for 2002. This increase was attributed to higher compensation expenses related to higher salaries. Cost of maintenance and professional services revenue was 29% of maintenance and professional services revenue for 2003 and 34% of maintenance and professional services revenue for 2002 reflecting the growth in higher margin maintenance services as compared to consulting and education services, which have a lower margin. We anticipate that the cost of maintenance and professional services revenue will increase in absolute dollars but decline as a percentage of revenues to the extent that we continue to acquire new customers and generate associated maintenance and professional services revenues.

Sales and marketing expenses. Sales and marketing expenses increased by $823,000, or 4%, to $21.5 million for 2003, from $20.7 million for 2002. The increase resulted from an increase in sales commissions and bonuses due to a higher amount of orders received in 2003. This increase was partially offset by a reduction in bad debt expense due to the impact of a large write-off, which was taken in the prior year and, to a lesser extent, a reduction in marketing programs, including advertising and tradeshows. Sales and marketing expenses were 50% of total revenues for 2003 and 62% of total revenues for 2002. In 2004, we expect that sales and marketing expenses will increase in both absolute dollars and as a percent of total revenues as we plan to increase sales and marketing expenses in 2004 by approximately $8 million or approximately $2 million per quarter. The increase in sales and marketing will be used to fund new marketing programs to promote sales of our products and services into the on-line business communications and collaboration market, to increase the size of our sales organization and strengthen our sales operations infrastructure. In addition to the increase of $8 million, we expect sales commission and bonus expenses to increase in relation to the expected growth in total revenues. We can give no assurance that our strategic efforts will succeed or that we will achieve the increase in sales that we hope for as a result. See “Factors That Could Affect Future Results—We may not successfully execute our strategic plan despite our significant planned investments,” below.

Product development expenses. Product development expenses decreased by $531,000, or 4%, to $11.5 million for 2003, from $12.0 million for 2002. The decrease resulted from a small decline in the average engineering headcount for 2003; a decrease in outside translation costs as certain translation activities were either not required for recent product releases or were completed in-house in 2003 and a reduction in depreciation expense as various capital assets became fully depreciated in 2003 and are still in service. Product development expenses were 27% of total revenues for 2003 and 36% of total revenues for 2002. We expect product development expenses to increase slightly in absolute dollars in future periods as we make small investments to develop new, and enhance existing, products to address the on-line business communications and collaboration market, including adding research and development personnel, consulting services and the replacement of older computer equipment. Product development expenses as a percentage of revenues are expected to decline.

General and administrative expenses. General and administrative expenses increased by $807,000, or 10%, to $8.6 million for 2003, from $7.8 million for 2002. The increase was primarily due to increased recruiting costs attributed to the hiring of our new president and CEO, as well as increases in salaries and bonuses and incremental fees for consulting, legal and audit to comply with the regulations under the Sarbanes-Oxley Act of 2002. General and administrative expenses were 20% of total revenues for 2003 and 23% of total revenues for 2002. We expect our general and administrative expenses, primarily consulting, legal and audit fees, will increase slightly as the result of continued costs to comply with new and recently enacted regulations for public companies by the U.S. government, such as the Sarbanes-Oxley Act of 2002 and costs associated with defending pending lawsuits. See Item 3, “Legal Proceedings.”

Stock compensation charges. We incurred charges of $677,000, or 1% of total revenues for 2003, a decrease of $75,000 from $752,000, or 2% of total revenues, for 2002. This decrease was related to a decrease in stock compensation charges as certain stock options related to these charges in previous years have fully vested or were cancelled upon the termination of the option holder’s employment in 2003. The options were related to the compensation expenses associated with the issuance of stock options in 1999 and 2000 with an exercise price lower than the fair market value on the date of grant. These options, which vest over periods of between four and five years, will result in additional compensation expense of approximately $47,000 in 2004 and 2005. Partially offsetting the effect of the vesting or cancellation of the options, was an increase related to a non-cash charge in the third quarter of 2003 of approximately $300,000 for the acceleration of vesting and the extension of the time period to exercise certain stock options under the terms of a severance agreement with our former president and chief operating officer.

Impairment charges. Under SFAS No. 142, goodwill is not amortized but is reviewed at least annually for impairment. See “Critical Accounting Policies and Estimates” above. In 2002, we recorded an impairment charge of $5.9 million related to goodwill associated with our April 2001 acquisition of MindLever. This charge amounted to a write-off of the entire amount of the goodwill asset associated with the MindLever acquisition, and materially affected our results of operations for that year. During 2003, we did not carry any goodwill asset on our books.

Merger transaction costs. In 2002, we recorded a charge of $1.2 million for costs incurred related to the proposed merger with SmartForce PLC. The costs consisted primarily of advisory, legal and retainer fees. We did not incur any such costs in 2003.

Restructuring and severance charges. During the year ended 2003, we incurred severance charges totaling $1.2 million, of which $493,000 was related to the retirement of our former president and chief operating officer in 2003 and $662,000 was related to the departure of several members of the executive management team in connection with a restructuring of the leadership of our domestic sales, marketing and business operations teams in the fourth quarter of 2003. In 2003, we also recorded an additional $300,000 charge in connection with the retirement of our former president and chief operating officer, allocated to compensation expense; (see “Stock Compensation Charges” above). In each of the departures described above, the severance costs consisted of guaranteed salary and bonus and related employee benefits ranging from six months to one year and are to be paid out over the next 12 months. We do not expect to incur any further charges related to these employee departures. In April 2002, in light of changing market dynamics and economic factors, we reduced our workforce by approximately 10% or 30 positions, primarily in the product development group, and in the sales and services departments, both domestically and internationally. As a result of the restructuring, the Company recorded a charge in 2002 of $439,000 for the associated severance payments, benefits and outplacement services provided to the employees affected by this restructuring. The entire amount of this restructuring charge was paid in 2002 and no further charges related to this restructuring were incurred in 2003.

Interest income. Interest income decreased by $359,000 to $391,000 for 2003, from $750,000 for 2002. The decrease was primarily attributable to declines in both the total average balances of, and average interest rates for, cash, cash equivalents and short- and long-term investments in 2003.

Interest expense and other income (expense), net. Interest expense decreased by $54,000 to $131,000 for 2003, from $185,000 for 2002. The decrease was primarily attributable to a decline in the average balance outstanding on our term loans as the result of principal payments made on these loans during the year. Other expense decreased by $127,000 to $2,000 of other income for 2003, from other expense of $125,000 for 2002.

Comparison of 2002 and 2001

Revenues ($ In Millions)

	2002		2001
	$	% of Total Revenues	$	% of Total Revenues	$ Change 2001 to 2002	% Change 2001 to 2002
License	$16.0	48%	$28.8	74%	$(12.8)	(44)%
Software services	5.5	16%	2.7	7%	2.8	104%
Maintenance and professional services	11.9	36%	7.6	19%	4.3	57%

Total revenues	$33.4	100%	$39.1	100%	$(5.7)	(15)%

Total revenues decreased by $5.7 million, or 15%, to $33.4 million for 2002, from $39.1 million for 2001. The decrease was attributable to a significant decrease in software license revenue, partially offset by increased revenues from both software services and maintenance and professional services.

•	Software license revenue decreased by $12.8 million, or 44%, to $16.0 million for 2002, from $28.8 million for 2001. The decrease resulted from a decline in the average transaction value, fewer software license transactions and, to a lesser extent, a shift in customer buying patterns towards our ASP service offerings in lieu of buying perpetual licenses. External factors contributing to the decrease included a weak business economic environment in all geographic areas and reduced technology spending, which resulted in orders, particularly with new customers, being delayed, reduced in size or shifted to our ASP service offerings instead of licenses. Software license revenues represented 48% of total revenues for 2002 and 74% of total revenues for 2001.

•	Software services revenues increased by $2.8 million, or 104%, to $5.5 million for 2002, from $2.7 million for 2001. The increase was driven by the growth in the number of orders for our ASP service offerings over 2001. In addition, the growth in orders for our ASP service offerings in 2002 was partly attributable to increased productivity of our telesales organization due to increased headcount and an increased focus on selling our ASP service. Software services revenues represented 16% of total revenues for 2002 and 7% of total revenues for 2001.

•	Maintenance and professional services revenues increased by $4.3 million, or 57%, to $11.9 million for 2002, from $7.6 million for 2001. The increase was due to both an increase in the number of renewals of annual maintenance and support contracts and an increase in consulting services. Maintenance and professional services revenues represented 36% of total revenues for 2002 and 19% of total revenues for 2001.

Cost of license revenues. Cost of license revenues decreased by $71,000, or 14%, to $434,000 for 2002, from $505,000 for 2001. Cost of license revenues was 1% of license revenues for both 2002 and 2001. The decrease in dollar amount was primarily attributable to a lower volume of license sales in 2002, partially offset by an increase in certain annual royalty costs over the prior year.

Amortization of acquired developed technology. Amortization of acquired developed technology increased by $233,000 to $700,000 for 2002, from $467,000 for 2001 to reflect a full year of amortization in 2002 compared with eight months in 2001 from the date of the MindLever acquisition.

Cost of software services revenues. Cost of software services revenues remained relatively flat in 2002 as compared to 2001, increasing $57,000, or 3%, to $2.2 million. Cost of software services revenues was 41% of software services revenues for 2002 and 81% of software services revenues for 2001, reflecting the growth in software service revenues for 2002 combined with a proportionally lower amount of additional ASP service costs for the same period. We incurred substantial costs in 2001 related to start-up and support services to build out our initial ASP service capacity, some of which was carried over through 2002.

Cost of maintenance and professional services revenues. Cost of maintenance and professional services revenues decreased $241,000, or 6%, to $4.1 million for 2002 from $4.4 million for 2001. Cost of maintenance and professional services revenues were 34% of maintenance and professional services revenues for 2002 and 57% of maintenance and professional services revenues for 2001.

Sales and marketing expenses. Sales and marketing expenses decreased by $4.8 million, or 19%, to $20.7 million for 2002, from $25.5 million for 2001. The decrease was primarily attributable to a 2002 reduction in marketing programs, including advertising, trade shows, and promotional expenses and, to a lesser extent, a decrease in sales commissions due to lower revenues. Sales and marketing expenses were 62% of total revenues for 2002 and 65% of total revenues for 2001.

Product development expenses. Product development expenses decreased by $527,000, or 4%, to $12.0 million for 2002, from $12.5 million for 2001. The decrease resulted from a decline in consulting costs as we reduced our use of outside consultants in 2002, and shifted the work in-house to existing employees to save costs; a decrease in recruitment fees as the number of new hires for the product development organization in 2002 declined by 14 over 2001 and a policy change in 2002 to eliminate the use of employment agencies in recruitment to save costs. Product development expenses were 36% of total revenues for 2002 and 32% of total revenues for 2001.

General and administrative expenses. General and administrative expenses increased by $425,000, or 6%, to $7.8 million for 2002, from $7.4 million for 2001. The increase was primarily due to increases in the cost of directors and officers liability insurance and increases in 2002 in legal costs associated with the securities class action lawsuit and the settlement of a patent infringement lawsuit (see Item 3, “Legal Proceedings”). General and administrative expenses were 23% of total revenues for 2002 and 19% of total revenues for 2001.

Compensation charge for issuance of stock options. We incurred a charge of $752,000, or 2%, of total revenues for 2002, a decrease of $135,000 from $887,000, or 2%, of total revenues in 2001, related to the issuance of stock options in 1999 and 2000 with an exercise price lower than the fair market value on the date of grant.

Acquired in-process research and development. In connection with the MindLever acquisition in April 2001, we recorded a charge of $2.2 million, or 31%, of the $7.2 million in total consideration and liabilities assumed, for In-Process Research and Development costs, or IPRD. The value allocated to the project identified as IPRD was charged to operations in the second quarter of 2001.

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

Interest income. Interest income decreased by $1.5 million to $750,000 for 2002, from $2.2 million for 2001. Interest income consists of interest on our cash, cash equivalents and short-term investments. The decrease was attributable to declines in both the average balances of, and average interest rates for, cash, cash equivalents and short-term investments in 2002.

Interest expense and other income (expense). Interest expense decreased by $60,000 to $185,000 for 2002, from $245,000 for 2001. The decrease was primarily attributable to the decrease in interest on our term loans as the result of a decrease in the bank’s prime rate in 2002. Other expense decreased by $9,000 to $125,000 for 2002, from $134,000 for 2001.

Loss on sale of short-term investments. In January 2001, we liquidated, prior to maturity, certain short-term debt obligations of California-based utilities when their ratings dropped below investment grade, which resulted in a realized loss of approximately $772,000.

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for 2002 and 2003. You should read the following table in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and it includes all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Quarter Ended,
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(In Thousands, Unaudited)
Consolidated Statements of Operations Data:
Revenues:
License	$3,833	$4,244	$3,382	$4,508	$4,365	$4,613	$5,447	$5,917
Software services	1,159	1,349	1,430	1,541	1,843	2,093	2,113	2,186
Maintenance and professional services	2,518	2,875	3,322	3,239	3,475	3,686	3,549	3,754

Total revenues	7,510	8,468	8,134	9,288	9,683	10,392	11,109	11,857

Cost of revenues:
License	89	102	119	124	140	133	153	155
Amortization of acquired developed technology	175	175	175	175	175	175	175	175
Software services(1)	592	517	583	557	572	551	582	585
Maintenance and professional services	1,120	986	973	1,040	1,031	1,084	1,055	1,048

Total cost of revenues	1,976	1,780	1,850	1,896	1,918	1,943	1,965	1,963

Gross profit	5,534	6,688	6,284	7,392	7,765	8,449	9,144	9,894

Operating expenses:
Sales and marketing(1)	5,147	5,397	4,715	5,403	5,396	5,446	5,182	5,461
Product development(1)	3,123	2,915	3,002	2,949	2,938	2,984	2,798	2,738
General and administrative(1)	1,884	2,066	1,958	1,935	2,325	2,189	2,077	2,059
Compensation charge for issuance of stock options	218	209	153	172	107	113	393	64
Impairment of goodwill	—	—	—	5,885	—	—	—	—
Merger transaction costs	1,187	51	—	—	—	—	—	—
Restructuring and severance charges	—	439	—	—	—	—	493	662

Total operating expenses	11,559	11,077	9,828	16,344	10,766	10,732	10,943	10,984

Operating loss	(6,025)	(4,389)	(3,544)	(8,952)	(3,001)	(2,283)	(1,799)	(1,090)
Other income, net	169	163	48	60	82	76	53	51

Net loss	$(5,856)	$(4,226)	$(3,496)	$(8,892)	$(2,919)	$(2,207)	$(1,746)	$(1,039)

(1)	Excludes compensation charge for issuance of stock options, which is presented in the aggregate as a single line item below.

Liquidity and Capital Resources:

	2001	2002	2003
Cash and cash equivalents	25,424	25,891	13,357
Short-term investments	22,759	12,353	15,531
Long-term investments	—	—	5,888

Total cash, cash equivalents, short- and long-term investments	48,183	38,244	34,776

Working capital	42,188	28,127	16,549

Days sales outstanding	79	69	59

Cash used in operating activities	(11,296)	(9,348)	(2,254)
Cash provided by (used in) investing activities	(6,767)	9,101	(9,756)
Cash provided by (used in) financing activities	1,522	675	(731)

As of December 31, 2003, we had cash and cash equivalents of $13.4 million and short-term investments of $15.5 million, a decrease of $12.5 million of cash and cash equivalents from $25.9 million at December 31, 2002, and an increase of $3.1 million of short-term investments from $12.4 million as of December 31, 2002. The net combined decrease of $9.4 million for cash, cash equivalents and short-term investments resulted primarily from an allocation of $5.9 million of short-term investments to a long-term position to achieve a better yield, cash used to fund operations of $2.3 million, repayment of debt of $2.0 million and purchases of fixed assets of $822,000. Our working capital, defined as our current assets less our current liabilities, as of December 31, 2003 was $16.5 million, compared to $28.1 million as of December 31, 2002.

Cash used in operating activities of $2.3 million for 2003, resulted primarily from a net loss of $7.9 million and an increase in accounts receivable of $923,000, offset by non-cash charges for depreciation and amortization, stock-based compensation and an increase in the provision for bad debts in the aggregate of $3.6 million, an increase in deferred revenue of $2.2 million and a decrease in prepaid expenses of $562,000. For 2002, our operating activities had resulted in net cash outflows of $9.3 million due to a net loss of $22.5 million and a decrease in accrued expenses and accounts payable in the aggregate of $1.2 million, offset by a non-cash charge for the impairment of goodwill of $5.9 million and other non-cash charges, including depreciation and amortization, stock-based compensation and an increase in the provision for bad debts in the aggregate of $4.5 million, a decrease in accounts receivable of $2.3 million and increases in deferred revenue of $2.0 million.

Cash used in investing activities of $9.8 million for 2003 consisted of purchases of short- and long-term investments of $56.6 million and the purchase of $822,000 of property and equipment, primarily computer equipment, for support of current operations, offset by maturities of short-term investments of $47.5 million. For 2002, our investing activities had resulted in net cash inflows of $9.1 million resulting from maturities of short-term investments of $71.3 million, offset by purchases of short-term investments of $60.9 million and the purchase of $1.3 million of property and equipment for support of current operations.

Cash used in financing activities for 2003 of $731,000, primarily related to $2.0 million principal payments on term loans under a previous equipment line of credit, offset by $1.0 million in proceeds from the issuance of shares in connection with the employee stock purchase plan and exercise of stock options and $255,000 from drawings under our equipment line of credit. For 2002, cash provided by financing activities was $675,000, primarily related to the exercise of stock options, the issuance of shares in connection with the employee stock purchase plan and drawings under our equipment line of credit, offset by payments made on term loans related to our equipment line of credit.

Days sales outstanding, or DSO (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at December 31, 2003 was 59 days, a decline of 10 days compared to DSO of 69 days at

December 31, 2002. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable and DSO may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customer’s payment cycle. We also record deferred ASP and hosted services, maintenance and professional services billings as accounts receivable, and thus the timing of these billings can affect the DSO calculation. Historically, international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenue generated from international and indirect customers may increase our DSO and accounts receivable balance. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

At December 31, 2003, $2.3 million in term loans under a previous equipment line of credit was outstanding as compared to $4.0 million outstanding at December 31, 2002. Of the total outstanding, $1.1 million is payable in equal monthly principal installments of $125,000 per month plus interest. Interest is payable monthly based on the prime rate (4.0% at December 31, 2003) plus 0.50%. The remaining outstanding amount of $1.2 million, representing three separate loan advances, is payable in fixed monthly payments of principal and interest of $35,000, $9,000 and $8,000, maturing at different times through June 2006. Interest was charged at prime plus 0.5% at the initiation of each of the loan advances, or 5.25%, 4.75% and 4.75%, respectively. All borrowings are secured by substantially all of Centra’s assets. The current amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and investments of $25 million and to hold 25% of the Company’s cash, cash equivalents and investments in operating, deposit and investment accounts at the bank. At December 31, 2003, the Company was in compliance with the covenants under the equipment line of credit and the availability for borrowings under the current line has been fully used.

Capital expenditures totaled $822,000 for 2003 and $1.3 million for 2002. Our capital expenditures consisted of purchases of assets to manage our internal operations and our ASP service, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to increase by over $1.0 million from their 2003 levels as we expand our ASP service infrastructure and improve and expand our internal information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

As of December 31, 2003, our primary financial commitments consisted of obligations outstanding under long-term debt, capital and operating leases and other contractual obligations, including severance payments discussed elsewhere herein.

These commitments expire at various times through 2008. Operating leases shown below are primarily for facility costs for the Company’s corporate headquarters, a product development facility and worldwide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by the Company in connection with two software royalty agreements and certain costs for the use of facilities at a third-party Internet Service Provider for our hosted and ASP service offerings and severance costs that will be paid out in 2004 of $991,000 in connection with the departure of several members of the Company’s executive management team and the retirement of the Company’s president and chief operating officer in 2003.

Years Ended December 31,	Long- Term Debt	Capital Lease Obligations	Operating Leases	Other Contractual Obligations	Total
	(amounts in thousands)
Less than 1 Year	$1,708	$3	$1,979	$1,504	$5,194
1-3 Years	553	—	1,280	315	2,148
4-5 Years	—	—	6	210	216
After 5 Years	—	—	—	—	—

Total	$2,261	$3	$3,265	$2,029	$7,558

Included in the operating lease commitments above is approximately $484,000 for excess facilities related to the acquisition of MindLever, which has been accrued in accordance with purchase accounting. Included in other contractual obligations is an annual minimum royalty payment of $105,000 due each year that the Company continues to incorporate the related technology into its product.

Under the terms of our standard software license contracts, we indemnify our customers for the potential liability associated with the infringement of other parties’ technology based upon our software products. There is a possibility that we could be found liable to our customers in the event that there is infringement occurring. On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. We believe we have meritorious defenses and we intend to vigorously defend this action. We have not accrued any amounts for the replacement or refund of any software products sold or any indemnification costs related to the EdiSync claim or any infringement through December 31, 2003. See Item 3, “Legal Proceedings.”

As of December 31, 2003, we had net operating loss carryforwards of $49.4 million and research and development credit carryforwards of $2.3 million. The net operating loss and credit carryforwards expire at various dates, beginning in 2003 through 2023, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A full valuation allowance has been established in our consolidated financial statements to reflect the uncertainty of our ability to use available tax loss and tax credit carryforwards and other deferred tax assets.

Over the past two years, in response to business challenges and economic conditions, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. This has resulted in a decrease in our cash used in operations; however, as of December 31, 2003 we still use more cash to operate our business than we generate in revenues. As discussed above, we anticipate that our overall operating expenses in the immediate future will remain relatively flat or increase slightly in some areas, such as product development expenses and general and administrative expenses, while we intend to make significant investments in other areas, such as sales and marketing. We anticipate that such operating expenses, along with capital expenditures, will constitute the most significant use of our cash resources. Although, if we have the opportunity, we may also use cash resources to fund acquisitions or investments in complementary businesses, technologies, products or services. We believe that our existing cash, cash equivalents and short-term investments, which totaled approximately $28.9 million at December 31, 2003, will be sufficient to meet our anticipated cash requirements for operating expenses, capital expenditures and any strategic efforts for at least the next 12 months. However, thereafter we may need to raise additional funds to support our operations, particularly if our strategic sales and marketing efforts do not produce the desired results. We might also need to seek additional financing if we were to identify a strategic opportunity that required more cash than we had available at such time. If we did seek to raise additional funds, though, we may not be able to obtain them on terms that are favorable or acceptable to us. See “Factors That Could Affect Future Results—We may require additional funds” in this Item 7.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, and, in December 2003, issued a revision to that interpretation (FIN 46R). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted the provisions of FIN 46R during the three months ended December 31, 2003. We have no interest in any variable interest entities. Therefore, the adoption of FIN 46R did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variation inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. We have not issued any instruments with the characteristics addressed by SFAS No. 150, and so the adoption did not have any impact on our financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB No. 104), which supersedes SAB No. 101, Revenue Recognition in Financial Statements. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force, or EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company’s financial statements.

Factors That Could Affect Future Results

As defined under the Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain “forward-looking statements” regarding future events, including but not limited to statements about the beliefs and expectations of management regarding the Company’s future performance, the Company’s strategic initiatives, its ability to achieve and maintain a leadership position in real-time conferencing and collaboration, demand for the Company’s software services and management’s goals and objectives regarding future results of operations. These statements reflect management’s beliefs and expectations as of the date of this report, and involve risk and uncertainties that may cause actual results, events and performance to differ materially. These risk factors include, but are not limited to: risks associated with our ability to successfully execute our strategic plan, uncertainty of market reaction to our sales and marketing efforts, product demand for and market acceptance of the Centra 7 collaboration platform and our other current and future products and services, the effect of economic conditions, in general, on the market for IT spending and for our products, the results of our future research and development activities, the impact of competitive products and pricing, technological difficulties and/or other factors outside our control. If any of the events described below were to actually occur, then our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline. There is no assurance that we will be able to implement our operating plans as anticipated or achieve projected revenue and earnings goals.

Important factors that could cause our actual results to differ from the forward-looking statements described above include, but are not limited to, the factors outlined below.

We may not successfully execute our strategic plan.

We expect to incur additional expenses of approximately $2 million per quarter in 2004 pursuant to strategic initiatives we have undertaken to improve the effectiveness of our sales and marketing activities. Over the course of the next several operating periods we will be investing in additional resources to expand our sales channels and enhance our marketing activities. We expect these efforts will help us to achieve our goals of increasing the size of our customer base in our target markets, broadening our relationships with existing customer accounts, and increasing market awareness of our products. If we are not successful in achieving these objectives despite these significant planned expenditures, our liquidity and working capital will be materially diminished and the value of our stockholders’ investments could decrease.

We have incurred substantial losses in the past and may not achieve profitability in the future.

We incurred net losses of $16.7 million in 2001, $22.5 million in 2002 and $7.9 million in 2003 and we had an accumulated deficit of $88.1 million at December 31, 2003. Although we achieved a substantial decrease in our net loss for 2003 over 2002, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. We plan for our operations to become profitable by the end of 2004. However, in order to accomplish this goal we expect to make significant investments in sales and marketing during 2004. As a result, we will need to generate a significant increase in revenues to achieve and maintain profitability. If we fail to achieve and maintain profitability as planned, then our investors’ expectations may not be met and the market price of our common stock may fall.

Our future success depends to a significant degree on our senior management team.

In 2003, we effected a number of significant changes to our senior management team, including:

•	Paul R. Gudonis joined the Company as president and chief executive officer;

•	Leon Navickas, our founder, left the position of chief executive officer. Mr. Navickas remains chairman of the Board of Directors and has taken on the new role of chief strategy officer;

•	Anthony Mark, our president and chief operating officer, retired;

•	Richard Cramer joined the Company as senior vice president of worldwide sales; and

•	James L. Freeze joined the Company in the newly created position of chief marketing officer.

Our future success will depend in part on our ability to carry out this transition in senior management and to integrate the new people and positions into our operations, as well as on the efforts of our other senior managers. These changes in our management team or the inability of our executive officers and key employees to work effectively as a team could have a material adverse effect on our business, operating results and financial condition.

Delays in sales could cause significant variability in our revenues and operating results for any particular period.

We generally need to educate potential customers regarding the benefits of our real-time conferencing, collaboration and learning products and services before they will commit to the purchase of our products. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with the customer in the past. Both new and existing customers frequently need to obtain approvals from multiple decision makers within their organization prior to making purchase decisions. Any increases in the length of our sales cycle could have a material adverse effect on our revenues, operating results and financial condition.

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

Our success depends on our ability to successfully execute our marketing, sales and distribution initiatives.

To increase our revenues, we must increase our brand awareness through advertising and other marketing initiatives, increase the size and effectiveness of our direct field sales force, and enhance the effectiveness of our current, as well as develop new distribution channels and partner programs, including our value-added resellers and integrated technology solution partners. We will continue to focus on improving the productivity and effectiveness of our direct sales organizations through training and focused marketing programs. However, we cannot be sure that we will be successful in hiring, training and motivating our sales staff to increase productivity or in retaining qualified sales personnel. In addition, we must effectively leverage our relationships with our indirect channel partners. Our existing, or future, indirect channel partners may choose to devote greater resources to marketing and supporting the products of other companies including our competitors. Also, we may face conflicts between our sales force and our indirect channel partners. Our inability to effectively optimize the efforts of our marketing initiatives, our direct sales organizations, our partners and our indirect distribution channel could limit our future revenue growth and hurt our future operating results.

We may lose customers or incur losses if we experience system failures that significantly disrupt the availability and quality of our hosted and ASP services.

While our products can be deployed at a customer’s premises or on its network as a packaged software application, we also deliver our products as an ASP or hosted service utilizing our network. Our hosted and

ASP services depend on the efficient and continued operation of our internal and outsourced computer and communications hardware and software systems and our ability to avoid and mitigate any interruptions in service or reduced capacity. Some of our communications hardware and software is hosted at third-party facilities. These third-party providers are vulnerable to business and economic uncertainties, as well as damage or interruption from human error, telecommunications failures, computer viruses, sabotage, and intentional acts of vandalism, all of which may affect their ability to continue to provide services. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, any significant interruption in our service could result in losses to our customers. Although we attempt contractually to disclaim liability for any such losses, a court might not enforce a limitation on our liability, which could expose us to financial loss.

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

Our future success will depend on our ability to respond effectively to technological changes and new industry standards and developments in new versions of our products.

As with any software technology, the demand and product specifications continue to change and therefore our future success will depend in large part on our ability to stay current with any technology shifts and meet the evolving needs of the market by timely introduction of new products or product releases. In the past, we have experienced delays in the introduction of new products. In addition, our product enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our products, services or information technology infrastructure to adapt to these changes, standards and developments.

We face business risks relating to our international operations.

Our success is focused on sales to multinational corporations, which requires us to have international operations and incur risks associated with those operations. In addition to our North American operations, we have established sales, marketing and service operations in Europe, the Middle East, Asia and Australia and we sell through distributors and resellers in a number of countries around the world. Given our limited experience in international markets, we cannot be sure that our international operations will be successful. Our international operations require resources and management attention beyond those required for our domestic operations and subject us to additional regulatory, economic and political risks, including:

•	longer payment cycles and problems in collecting accounts receivable;

•	adverse changes in trade and tax regulations;

•	the absence or significant lack of legal protection for intellectual property rights;

•	the adoption of data privacy or other laws or regulations that restrict or regulate the use of our products or the Internet;

•	provisions of local laws governing our contracts in other countries;

•	difficulties in managing an organization spread over several countries, including complications arising from cultural, language and time differences that may lengthen sales and implementation cycles;

•	challenges relating to localization of technology;

•	political and economic instability; and

•	currency risks, including fluctuations in exchange rates.

Given our limited experience in international markets we cannot assure our investors that we will be able to manage these risks effectively or that our international efforts will be successful.

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

Our success depends to a significant degree upon the protection of our software and other proprietary technology. If we fail to protect our proprietary rights, other companies might use our technology to introduce competing products or services that compete with ours, without paying us for our technology. This could have a material adverse effect on our business, operating results and financial condition. Our proprietary technology and intellectual property includes one pending U.S. patent application, which has not yet been approved, and the Centra® trademark, among others. We depend upon a combination of patent and trademark laws, license agreements, non-disclosure and other contractual provisions to protect proprietary and distribution rights of our products. In addition, we attempt to protect our proprietary information and those of our vendors and partners through confidentiality and license agreements with our employees and others. Although we have taken steps to protect our proprietary technology, they may be inadequate. Existing trade secret, copyright and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resorted to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

Claims by other companies that we infringe their proprietary technology could force us to redesign our products or otherwise hurt our financial condition.

If we were to discover that any of our products violated third-party proprietary rights, there can be no assurance that we would be able to reengineer the product or obtain a license on commercially reasonable terms, or at all, that would enable us to continue offering the product without substantial reengineering. Also, our product license agreement terms state that we will indemnify our customers for any of their costs as a result of our infringement on other’s technology, if any. Such costs could be substantial. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly developing technology environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products or cause our customers to stop using our products. On August 19, 2003, EdiSync Systems, LLC, filed a complaint against us in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Although we believe we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. See “Legal Proceedings.”

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

Many of the business interactions supported by our products and services are critical to our customers’ businesses. Any failure in a customer’s business interaction or other collaborative activity caused or allegedly caused by our products and services could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, and contractually attempt to limit liability, there can be no assurance that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

The inability of our technical support services to meet customer needs and demands may adversely impact our financial results.

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

We may require additional funds.

We expect that our current cash, cash equivalents and short-term investments will be adequate to provide us with sufficient working capital for at least the next 12 months. However, our current plans and projections may prove to be inaccurate or our expected cash flow may prove to be insufficient to fund our operations because of product delays, unanticipated expenses or other unforeseen difficulties. Therefore, we may need to raise additional capital to continue to fund our operations.

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

In addition, the stock market in general and the market prices for technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management away from operating our business.

The general economic uncertainties in the United States and abroad continue to cause significant volatility in the stock markets. The continued threat of terrorism in the United States and abroad, the ongoing military action and heightened security measures undertaken in response to that threat can be expected to cause continued volatility in securities markets. In addition, foreign political unrest may continue to adversely affect the economy.

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

Foreign Currency

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. International sales are typically denominated in Euros, British pounds, and Australian dollars or in U.S dollars. Since some of our sales internationally are currently priced in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. In the year ended December 31, 2003, the Company generated approximately 20% of its revenues outside of the United States. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets. Gains and losses resulting from foreign exchange transactions are netted and included in other expense, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of December 31, 2003, would not have a material impact on the Company’s results of operations for the year ended December 31, 2003.

Interest Rates

We maintain an investment portfolio consisting mainly of fixed rate U.S. government-backed federal agency notes and highly liquid money market instruments, with an average maturity of less than 12 months, in accordance with our investment policy approved by the Company’s Board of Directors. Our general investment policy is to limit the risk of principal loss and seeks to ensure the safety of invested funds by limiting market and credit risk. We currently use a registered investment manager to place our investments, which are typically held to maturity. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term deposits of the local operating bank. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

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

We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2003, would have decreased by less than $350,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will largely depend on the gross amount of our portfolio.

Certain of the long-term debt instruments require interest payments calculated at variable interest rates. If interest rates were to increase, the interest payments on those long-term debt instruments would also increase. The effect of any such increase in interest expense would be partially offset by any resulting increase in interest income from our investment portfolio.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and supplementary data required by this Item 8 are listed in Item 15 below.

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

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures we designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file with or submit to the SEC.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures and have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report in a timely manner, alerting them to material information relating to our company, including our consolidated subsidiaries, required to be included in such reports. We have made no changes in our company’s internal controls over financial reporting during our most recent fiscal year and our current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT

The information required by this item with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the caption “Directors and Executive Officers” contained in the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders expected to be filed with the Securities and Exchange Commission on or before April 29, 2003 (the “Proxy Statement”).

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption “ Remuneration of Executive Officers and Directors” contained in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item with respect to principal accountant fees and services is incorporated herein by reference to the information set forth under the caption “ Independent Accountants” contained in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The Following documents are filed as part of this report:

1.    Financial Statement Schedules

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or in the notes thereto.

2.    Exhibits

The following exhibits are filed as part of, or incorporated by reference in, this Form 10-K.

EXHIBIT LIST

EXHIBIT NUMBER		EXHIBIT DESCRIPTION

3.2	(1)	Amended and Restated Certificate of Incorporation of Centra Software, Inc.

3.4	(1)	Amended and Restated By-Laws of Centra Software, Inc.

4.1	(1)	Specimen certificate for common stock of Centra Software, Inc.

10.1	(1)	Centra Software, Inc. 1995 Stock Plan, as amended*

10.2		Centra Software, Inc. Amended and Restated 1999 Stock Incentive Plan* (Filed as exhibit number 10.2 to the Company’s report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.3	(1)	Centra Software, Inc. 1999 Employee Stock Purchase Plan*

10.4		Centra Software, Inc. Amended and Restated 1999 Director Stock Option Plan*

10.5	(1)	Form of Indemnity Agreement entered into by Centra Software, Inc. and each of Paul R. Gudonis, Leon Navickas, Stephen A. Johnson, Joseph Gruttadauria, John Walsh, James L. Freeze and Richard Cramer

10.6	(1)	Lease dated July 21, 1999 between Centra Software, Inc. and Trustees of Elandzee Trust, as amended

10.7	(1)	Loan and Security Agreement, dated November 5, 1997 between Centra Software, Inc. and Silicon Valley Bank, as amended

10.8	(1)	Form of Indemnity Agreement entered into by Centra Software, Inc. and each of Robert E. Hult, Leonard Kawell, Jr., Ronald Benanto and Douglas Ferguson

10.9	(2)	Sublease dated September 21, 2000 between MindLever.com, Inc. as sublessee and Kaiser Foundation Health Plan of North Carolina as sublessor, as assigned and assumed by M-L Acquisition Corp. as successor sublessee and as guaranteed by Centra Software, Inc.

10.10		Employment Agreement dated July 22, 2003 by and between Centra Software, Inc. and Leon Navickas* (filed as exhibit number 10.1(a) to the Company’s report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.11		Employment Agreement dated July 25, 2003 by and between Centra Software, Inc. and Anthony J. Mark* (filed as exhibit number 10.2 to the report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.12		Severance Compensation And Change Of Control Agreement dated July 30, 2003 by and between Centra Software, Inc. and Paul R. Gudonis* (filed as exhibit number 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.13	Severance Compensation And Change Of Control Agreement dated July 14, 2003 by and between Centra Software, Inc. and Stephen A. Johnson* (filed as exhibit number 10.2 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.14	Severance Compensation And Change Of Control Agreement dated July 25, 2003 by and between Centra Software, Inc. and Joseph Gruttadauria* (filed as exhibit number 10.3 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.15	Severance Compensation And Change Of Control Agreement dated July 21, 2003 by and between Centra Software, Inc. and Paul R. Daly* (filed as exhibit number 10.4 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.16	Severance Compensation And Change Of Control Agreement dated July 17, 2003 by and between Centra Software, Inc. and John Walsh* (filed as exhibit number 10.5 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.17	Severance Compensation And Change Of Control Agreement dated July 12, 2003 by and between Centra Software, Inc. and Deborah Louis* (filed as exhibit number 10.6 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.18	Severance Compensation And Change Of Control Agreement dated December 19, 2003 by and between Centra Software, Inc. and Richard Cramer

10.19	Severance Compensation And Change Of Control Agreement dated December 29, 2003 by and between Centra Software, Inc. and James L. Freeze

21.1	Subsidiaries (filed as exhibit number 21.1 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

23.1	Consent of KPMG LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-89817) (the “Registration Statement”). The exhibit number listed above corresponds to the exhibit number listed in the Registration Statement.
(2)	Filed as exhibit number 10.14 to the annual report on Form 10-K for the year ended 2001 and incorporated herein by reference.

 *  Management contract or compensation plan.

(b)	The Company filed and amended a report under Item 12 of Form 8-K on October 29, 2003, attaching a press release stating its earnings for the third quarter of 2003.

The consolidated financial statements for the year ended December 31, 2001, included in this Form 10-K were audited by our former independent auditors, Arthur Andersen LLP, or Andersen. Effective June 26, 2002, our Board of Directors engaged KPMG LLP as our independent auditors and dismissed Andersen. Ordinarily, we would be required to obtain Andersen’s consent to include in this Form 10-K their report with respect to our consolidated financial statements for the year ended December 31, 2001. However, Andersen was indicted and convicted of federal obstruction of justice charges and, under applicable SEC regulations, is no longer able to provide such consent. Under these circumstances, Rule 437a promulgated under the Securities Act of 1933, as amended, permits us to include a copy of the most recent report of Andersen in this Form 10-K, without a written consent from Andersen. Accordingly, we have included in this report a copy of Andersen’s report dated January 16, 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 12, 2004.

CENTRA SOFTWARE, INC.

By:	/s/ PAUL R. GUDONIS

Paul R. Gudonis President, Chief Executive Officer

POWER OF ATTORNEY

Know All by These Presents that each individual whose signature appears below hereby constitutes and appoints Paul R. Gudonis and Stephen A. Johnson, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Security and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report on Form 10-K, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of March 12, 2004.

Signature	Title

/S/ PAUL R. GUDONIS Paul R. Gudonis	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ STEPHEN A. JOHNSON Stephen A. Johnson	Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

/S/ LEON NAVICKAS Leon Navickas	Chief Strategy Officer, Chairman of the Board

/S/ ROBERT E. HULT Robert E. Hult	Director

/S/ RONALD BENANTO Ronald Benanto	Director

/S/ DOUGLAS FERGUSON Douglas Ferguson	Director

/S/ LEONARD KAWELL, JR. Leonard Kawell, Jr.	Director

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Independent Auditor’s Report

To the Board of Directors and Stockholders of

Centra Software, Inc.:

We have audited the accompanying consolidated balance sheets of Centra Software, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 16, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centra Software, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts

January 28, 2004

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

Independent Auditor’s Report

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

/s/ Arthur Andersen LLP

Boston, Massachusetts

January 16, 2002

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,
	2002	2003
Assets
Current Assets:
Cash and cash equivalents	$25,891	$13,357
Short-term investments	12,353	15,531
Restricted cash	100	—
Accounts receivable, net of reserves of approximately $493 and $441 in 2002 and 2003, respectively	7,114	7,832
Prepaid expenses	1,142	618
Other current assets	434	361

Total current assets	47,034	37,699

Long-term investments	—	5,888
Property and equipment, at cost:
Computers and equipment	8,856	9,601
Furniture and fixtures	963	963
Leasehold improvements	577	649

	10,396	11,213
Less: Accumulated depreciation and amortization	7,473	9,549

	2,923	1,664
Restricted cash	433	433
Other assets	101	111
Other intangible assets, net	933	233

Total assets	$51,424	$46,028

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 5)	$2,001	$1,711
Accounts payable	846	904
Accrued expenses (Note 4)	5,805	6,195
Deferred revenue	10,255	12,340

Total current liabilities	18,907	21,150

Long-term debt, net of current maturities (Note 5)	2,027	553
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value Authorized—10,000,000 shares at December 31, 2002 and 2003, no shares issued or outstanding	—	—
Common stock, $0.001 par value Authorized—100,000,000 shares at December 31, 2002 and 2003
Issued—26,802,774 shares at December 31, 2002 and 27,787,573 shares at December 31, 2003
Outstanding-26,062,511 shares at December 31, 2002 and 27,047,310 shares at December 31, 2003	27	28
Additional paid-in capital	111,204	112,489
Accumulated deficit	(80,195)	(88,106)
Deferred compensation	(471)	(47)
Accumulated other comprehensive (loss) income	(14)	22
Treasury stock (740,263 shares of common stock at December 31, 2002 and 2003, at cost)	(61)	(61)

Total stockholders’ equity	30,490	24,325

Total liabilities and stockholders’ equity	$51,424	$46,028

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2001	2002	2003
Revenues:
License	$28,815	$15,967	$20,342
Software services	2,716	5,478	8,235
Maintenance and professional services	7,586	11,955	14,464

Total revenues	39,117	33,400	43,041

Cost of Revenues:
License	505	434	581
Amortization of acquired developed technology	467	700	700
Software services(1)	2,192	2,249	2,290
Maintenance and professional services	4,360	4,119	4,218

Total cost of revenues	7,524	7,502	7,789

Gross profit	31,593	25,898	35,252

Operating Expenses:
Sales and marketing(1)	25,481	20,662	21,485
Product development(1)	12,516	11,989	11,458
General and administrative(1)	7,418	7,843	8,650
Compensation charge for issuance of stock options (2)	887	752	677
Acquired in-process research and development	2,200	—	—
Amortization of goodwill	783	—	—
Amortization of other intangible assets	66	—	—
Impairment of goodwill	—	5,885	—
Merger transaction costs	—	1,238	—
Restructuring and severance charges	—	439	1,155

Total operating expenses	49,351	48,808	43,425

Operating loss	(17,758)	(22,910)	(8,173)
Interest income	2,227	750	391
Interest expense	(245)	(185)	(131)
Other income (expense), net	(134)	(125)	2
Loss on sale of short-term investment (Note 1(d))	(772)	—	—

Net loss	$(16,682)	$(22,470)	$(7,911)

Basic and diluted net loss per share	$(0.68)	$(0.88)	$(0.30)

Weighted average shares outstanding:
Basic and diluted	24,449	25,601	26,502

(1)	Excludes compensation charge for issuance of stock options.
(2)	The following summarizes the allocation of the compensation charge for issuance of stock options:

	2001	2002	2003
Cost of software services revenues	$24	$37	$30
Sales and marketing	391	313	164
Product development	159	124	55
General and administrative	313	278	428

Total compensation charge for issuance of stock options	$887	$752	$677

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In Thousands, Except Share and Per Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity	Comprehensive Loss
	Shares	$0.001 Par Value					Shares	Cost
Balance, December 31, 2000	24,977,656	$25	$105,192	$(41,043)	$(2,260)	$—	661,606	$(40)	$61,874	$—
Amortization of deferred compensation	—	—	(47)	—	934	—	—	—	887	—
Translation adjustment	—	—	—	—	—	(34)	—	—	(34)	(34)
Issuance of common stock in connection with the acquisition of MindLever	509,745	—	3,830	—	—	—	—	—	3,830	—
Proceeds from other issuance of common stock	513,430	1	1,471	—	—	—	—	—	1,472	—
Net loss	—	—	—	(16,682)	—	—	—	—	(16,682)	(16,682)
Comprehensive loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	(16,716)

Balance, December 31, 2001	26,000,831	26	110,446	(57,725)	(1,326)	(34)	661,606	(40)	51,347
Amortization of deferred compensation	—	—	(103)	—	855	—	—	—	752	—
Translation adjustment	—	—	—	—	—	20	—	—	20	20
Proceeds from other issuance of common stock	801,943	1	861	—	—	—	—	—	862	—
Repurchase of common stock	—	—	—	—	—	—	78,657	(21)	(21)	—
Net loss	—	—	—	(22,470)	—	—	—	—	(22,470)	(22,470)
Comprehensive loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	(22,450)

Balance, December 31, 2002	26,802,774	27	111,204	(80,195)	(471)	(14)	740,263	(61)	30,490
Amortization of deferred compensation	—	—	253	—	424	—	—	—	677	—
Translation adjustment	—	—	—	—	—	36	—	—	36	36
Proceeds from other issuance of common stock	984,799	1	1,032	—	—	—	—	—	1,033	—
Net loss	—	—	—	(7,911)	—	—	—	—	(7,911)	(7,911)
Comprehensive loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	$(7,875)

Balance, December 31, 2003	27,787,573	$28	$112,489	$(88,106)	$(47)	$22	740,263	$(61)	$24,325

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended December 31,
	2001	2002	2003
Cash Flows from Operating Activities:
Net loss	$(16,682)	$(22,470)	$(7,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,575	3,303	2,782
Provision for bad debts	448	447	97
Compensation charge for issuance of stock options	887	752	677
Loss on sale of short-term investments	772	—	—
Impairment of goodwill	—	5,885	—
Acquired in-process research and development	2,200	—	—
Changes in assets and liabilities:
Accounts receivable	(5,691)	2,270	(923)
Prepaid expenses and other current assets	511	(290)	562
Accounts payable	(228)	(636)	53
Accrued expenses	(9)	(604)	227
Deferred revenue	2,921	1,995	2,182

Net cash used in operating activities	(11,296)	(9,348)	(2,254)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,964)	(1,343)	(822)
Purchase of short-term investments	(50,531)	(60,881)	(50,702)
Purchase of long-term investments	—	—	(5,888)
Sales and maturities of short-term investments	50,172	71,286	47,524
Cash paid for the acquisition of MindLever, net of cash acquired	(3,272)	—	—
Restricted cash	(149)	117	100
Other assets	(23)	(78)	32

Net cash provided by (used in) investing activities	(6,767)	9,101	(9,756)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,471	862	1,032
Purchase of treasury stock	—	(21)	—
Proceeds from term loans	2,500	1,495	255
Payments on MindLever debt	(1,758)	—	—
Payments on term loans	(673)	(1,656)	(2,015)
Payments on capital lease obligations	(18)	(5)	(3)

Net cash provided by (used in) financing activities	1,522	675	(731)

Effect of foreign exchange rate changes on cash and cash equivalents	(50)	39	207

Net Increase (Decrease) in Cash and Cash Equivalents	(16,591)	467	(12,534)
Cash and Cash Equivalents, beginning of year	42,015	25,424	25,891

Cash and Cash Equivalents, end of year	$25,424	$25,891	$13,357

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$226	$193	$150

Purchase of Business:
Net liabilities assumed, at fair value	$(3,279)	—	—
In-process research and development	2,200	—	—
Developed technology and know-how	2,100	—	—
Assembled workforce	300	—	—
Goodwill	5,871	—	—
Cash paid	(2,850)	—	—
Acquisition costs incurred	(512)	—	—

Fair value of stock issued	$3,830	$—	$—

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Operations and Significant Accounting Policies

Centra Software, Inc., together with its wholly-owned subsidiaries (Centra or the Company), is a leading provider of application software services and solutions for online business communication and collaboration. Its products and services augment operational business processes to enable real-time, group-oriented human interaction over corporate networks and the Internet to accelerate product introductions, deliver hands-on software application deployments, effect change-management initiatives, expand training and certification to employees and external channel partners, facilitate customer interaction and online selling and support project management activities.

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

Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, rapid technological changes, significant competition, dependence on key individuals, quarterly performance fluctuations, evolution and growth of the online business communications and collaboration market, failure to effectively manage changes in Centra’s business environment, and Centra’s ability to enhance existing products and services and to develop new products and services.

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

(c)  Revenue Recognition

Centra follows the specific guidelines of the American Institute of Certified Public Accountants Statements of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and related authoritative literature.

Centra derives its revenues from the sale of software licenses, application service provider (ASP) and hosting services, maintenance (post-contract support) and professional services. Maintenance includes telephone support, error correction or bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Centra executes contracts that govern the terms and conditions of each software license, each ASP and hosting agreement and each maintenance and support and other professional services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized and, thus, affect the Company’s results of operations and financial condition.

Centra, generally, licenses its software products on a perpetual basis. Centra applies the provisions of SOP 97-2, as amended by SOP 98-9, to all transactions involving the sale of software products. Centra recognizes revenue from the sale of software licenses when persuasive evidence that an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all direct sales to end-users. License sales to distributors or to value-added resellers are recognized when an end-user customer has been identified and all other revenue recognition criteria above have been met. License sales to U.S. government agencies through a teaming arrangement with a third-party partner are recognized when a signed order from our partner and evidence of a purchase order from the government agency to the partner is received and all other revenue recognition criteria above have been met. The Company does not offer a right of return on its products.

For all sales, except those to U.S. government agencies, Centra uses a binding purchase order and/or a signed sales order and a signed license or service agreement as evidence of an arrangement. For arrangements with multiple elements (for example: the sale of a product license along with the sale of maintenance and support, and training and consulting to be delivered later), Centra allocates revenue to each component of the arrangement using the residual value method. Under the residual method, revenue is recognized in a multiple element arrangement in which vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Centra defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of shipment or when all other revenue recognition criteria have been met. Vendor-specific objective evidence of fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Vendor-specific objective evidence of fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.

At the time of the transaction, Centra assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. Billings to customers are generally due within 30 to 90 days. However, in certain circumstances, Centra has offered extended payment terms greater than 90 days but equal to or less than 180 days to certain customers, for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into larger scale license arrangements with the Company. Centra believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time license revenue is recognized. In addition, Centra assesses whether collection is probable or not based on the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s SEC filings. Creditworthiness for transactions to existing customers is assessed through a review of their prior payment history. Centra does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company will defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of payment.

Revenues from start-up fees associated with our ASP service are recognized over the contract period, or estimated life of the ASP relationship, whichever is greater. Revenues related to ASP services are recognized ratably on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues for hosting services are recognized ratably on a straight-line basis over the term that the hosting services are provided. Also, in instances where Centra hosts a customer’s purchased software on our server and network, Centra also provides the customer a copy of the software in addition to the one the Company keeps on its server, and recognizes the license revenue for the purchased software in accordance with the Company’s revenue recognition policy for licensed software as discussed above and in accordance with EITF 00-3, Application of SOP 97-2 to Arrangements that Include the Rights to Use Software Stored on Another Entity’s Hardware.

Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Revenues from consulting and education services are recognized either as the services are performed, ratably over a subscription period, or upon completing a project milestone if defined in the agreement. Consulting and education services, including implementation, are not considered essential to the functionality of the Company’s products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customer or other vendors.

Centra records, as deferred revenues, any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of maintenance and support, ASP and hosting services and consulting and education services.

(d)  Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts. Centra considers investments purchased with maturities at the balance sheet date of more than three months but less than 12 months to be short-term investments and investments purchased with maturities at the balance sheet date of 12 months or more to be long-term investments. Centra accounts for its short-term and long-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximated fair market value at December 31, 2003. Cash, cash equivalents, short-term and long-term investments consisted of the following at December 31, 2002 and 2003 (in thousands):

	December 31,
	2002	2003
Cash, cash equivalents and short-term investments
Cash	$2,421	$3,489
Money market accounts	23,470	9,868
Municipal bonds (average 223 and 276 remaining days to maturity in 2002 and 2003, respectively)	12,353	15,531

Cash, cash equivalents and short-term investments	38,244	28,888
Long-term investments
Municipal bonds (average 429 remaining days to maturity in 2003)	—	5,888

Total cash, cash equivalents, short-term and long-term investments	$38,244	$34,776

In January 2001, the Company liquidated, prior to maturity, investments in certain short-term obligations of California-based utilities when their ratings dropped below investment grade. This resulted in a realized loss of approximately $772,000.

(e)  Allowance for Accounts Receivable

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and on our history of write-offs of accounts receivable. While we believe the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances would be required and bad debt expense would increase by the amount we increased the allowances. In addition to the allowance for uncollectible amounts, we also provide an allowance for sales returns based on historical return rates. If Centra were to experience return rates exceeding those provided for, an additional allowance for sales returns would be required, the total revenues would be reduced and the loss increased by the amount or the increase in the allowance.

(f)  Depreciation and Amortization

Centra provides for depreciation and amortization of property and equipment and other intangible assets using the straight-line method and has charged to operations amounts to allocate the cost of these assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Computers and equipment	2-3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of life of lease or useful life
Other intangible assets	3 years

(g)  Long-Lived Assets

Centra reviews the valuation of long-lived assets, including property and equipment and acquired capitalized software costs, under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Under these provisions, Centra is required to assess the recoverability of long-lived assets and acquired capitalized software costs whenever events and circumstances indicate that the carrying value may not be recoverable at the end of each reporting period. Factors that Centra considers important that could trigger an impairment review of long-lived assets include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of the Company’s use of the acquired assets or the strategy of the Company’s overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period and

•	Centra’s market capitalization relative to net book value.

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

Centra’s management believes that, as of each of the balance sheet dates presented, none of Centra’s long-lived assets were impaired.

(h)  Product Development Costs

SFAS No. 86 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon Centra’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by Centra between the establishment of technological feasibility and the point at which the product is ready for general release have not been significant. Accordingly, Centra has charged all such costs to product development expenses in the accompanying consolidated statements of operations.

(i)  Disclosure of Fair Value of Financial Instruments and Concentration of Credit Risk

The estimated fair values of the Company’s financial instruments, which includes cash equivalents, short-term and long-term investments, restricted cash, accounts receivable and accounts payable, approximate their carrying values due to the short-term nature of certain of these instruments.

Financial instruments that potentially expose Centra to concentrations of credit risk consist mainly of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. Centra maintains its cash and cash equivalents, short-term and long-term investments and restricted cash principally in domestic financial institutions and investments of high credit rating. Centra’s accounts receivable are derived primarily from sales of software products and services. Centra performs credit evaluations of its customers and generally does not require collateral. Except for the loss discussed in Note 1(d), Centra does not believe that significant credit risk, beyond amounts provided for, exists at December 31, 2002 and 2003. The carrying amounts of Centra’s financial instruments approximate fair market values at December 31, 2002 and 2003.

For the years ended December 31, 2001, 2002 and 2003, no customer accounted for greater than 10% of revenues. As of December 31, 2001, 2002, and 2003, no customer accounted for greater than 10% of accounts receivable.

(j)  Foreign Currency Translation

The financial statements of Centra’s non-U.S. subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The Company has determined that the functional currency of its foreign subsidiaries to be the local currency and, accordingly, the financial results of the foreign subsidiaries for the years ended December 31, 2001, 2002 and 2003 are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiaries’ financial statements are included as a component of stockholders’ equity. Transaction gains and losses are included in the accompanying consolidated statements of operations.

(k)  Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are net loss and foreign currency translation adjustment as follows (in thousands):

	Years Ended December 31,
	2001	2002	2003
Net loss	$(16,682)	$(22,470)	$(7,911)
Foreign currency translation adjustment	(34)	20	36

Comprehensive loss	$(16,716)	$(22,450)	$(7,875)

(l)  Income Taxes

Centra provides for federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates. Centra has provided a full valuation allowance for its deferred tax assets since based on management’s assessments, it is more likely than not that all or some portion of the deferred tax asset will not be realized.

(m)  Net Loss Per Share

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

Basic and diluted net loss per share are as follows (in thousands, except per share data):

	Years Ended December 31,
	2001	2002	2003
Net loss	$(16,682)	$(22,470)	$(7,911)

Basic and diluted shares:
Weighted average common shares outstanding	24,878	25,637	26,502
Less: Weighted average shares subject to repurchase	(429)	(36)	—

Weighted average common shares outstanding used in computing basic and diluted net loss per share	24,449	25,601	26,502

Basic and diluted net loss per share	$(0.68)	$(0.88)	$(0.30)

Options to purchase a total of 5,072,181; 6,074,020 and 7,521,044 common shares have not been included in the computation of diluted net loss per share for the years ended December 31, 2001, 2002 and 2003, respectively, as these shares are considered antidilutive, due to the net loss for all periods presented.

Common stock outstanding as of December 31, 2001, includes 54,438 shares issued but held in escrow in connection with the Company’s acquisition of MindLever on April 30, 2001. These shares were released from escrow on April 30, 2002. These shares have not been included in the computation of basic and diluted net loss per share above for the year ended December 31, 2001.

(n)  Segment Information

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

Centra operates solely in one segment, the development and marketing of software products and related services, and therefore there is no impact to Centra’s consolidated financial statements of adopting SFAS No. 131. Centra’s revenues, as a percentage, are as follows (based on location of customer):

	Year Ended December 31,
	2001	2002	2003
United States	74%	79%	81%
Europe	17%	17%	12%
Other	9%	4%	7%

There are no significant long-lived assets located outside of the United States.

(o)  Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 did not have any effect on the Company’s consolidated financial position or results of operations.

In November 2002, the EITF issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s consolidated financial position or results of operations as it applies to non-software arrangements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value-based method of accounting for stock-based employee compensation in 2003, the adoption of SFAS No. 148 did not have any impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, and, in December 2003, issued a revision to that interpretation (FIN 46R). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted the provisions of FIN 46R during the three months ended December 31, 2003. The Company’s adoption of FIN 46R did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the of the issuer’s equity shares or variation inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company’s financial position or results of operations.

In November 2003, the EITF reached a consensus on certain disclosure provisions under EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The disclosure provisions indicate that certain quantitative and qualitative disclosures are required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS Nos. 115 and 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The EITF has not reached a consensus on the proposed models for evaluating impairment of equity securities and debt securities. The consensus on the required quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003. The adoption of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB No. 104), which supersedes SAB No. 101, Revenue Recognition in Financial Statements. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB No. 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company’s financial statements or results of operations.

(p)  Restricted Cash

Restricted cash represents time deposits held at financial institutions in connection with the Company’s lease of office space. As of December 31, 2003, restricted cash represented the security for outstanding letters of credit expiring in July and October 2005. The letter of credit expiring in July 2005 is for $233,000 that may be recovered by withholding the final payments due under the lease at the end of the lease term. The letter of credit expiring in October 2005 is for $200,000, to be held for the remainder of the lease.

(q)  Stock-Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Except for the charge in the third quarter of 2003 of approximately $300,000 for the modification of certain stock options under the terms of a severance agreement with our former president and chief operating officer, no other stock-based compensation cost has been reflected in net loss for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant in 2001, 2002 and 2003. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Year Ended December 31,
	2001	2002	2003
	(In Thousands, Except Per Share Data)
Net loss attributable to common stockholders:
As reported	$(16,682)	$(22,470)	$(7,911)
Add: stock-based compensation expense, net of related tax effects	(6,144)	(6,395)	(5,350)

Pro forma	$(22,826)	$(28,865)	$(13,261)
Basic and diluted net loss per share:
As reported	$(0.68)	$(0.88)	$(0.30)
Pro forma	$(0.93)	$(1.13)	$(0.50)

The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and directors using the Black-Scholes option pricing model. The assumptions used were as follows:

	Years Ended December 31,
Stock Options	2001	2002	2003
Risk-free interest rate	4.57%–5.39%	2.17%–2.32%	2.91%–3.25%
Expected dividend yield	—	—	—
Expected lives	7.5 years	5.0 years	5.0 years
Expected volatility	109%	113%	106%
Weighted average fair value of options granted during the year	$5.43	$1.35	$1.70

	Years Ended December 31,
Employee Stock Purchase Plans	2001		2002		2003
	ESPP 1	ESPP 2	ESPP 1	ESPP 2	ESPP 1	ESPP 2
Risk-free interest rate	3.21%	3.21%	1.89%	1.77%	1.18%	1.31%
Expected dividend yield	—	—	—	—	—	—
Expected lives	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	162%	162%	119%	105%	84%	80%
Weighted average fair value of options granted during the year	$2.73	$2.73	$0.34	$1.17	$0.35	$0.67

The expected volatility factors for fiscal 2001, 2002 and 2003 are based on the Company’s historical volatility. The weighted average exercise price of grants at fair market value during the years ended December 31, 2001, 2002 and 2003, was $6.12, $5.26 and $4.88, respectively. During 1999, Centra granted certain options with an exercise price below the deemed fair market value of the common stock. The weighted average exercise price and weighted average fair value of these options was $1.56 and $3.17, respectively.

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

In making its purchase price allocation, management considered the present value of future cash flows, an analysis of project accomplishments and outstanding items, an assessment of overall contributions, and project risks. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting cash flows from such projects are based on management’s estimates of costs of sales, operating expenses, and income taxes from such projects.

As a result of the identification and valuation of intangibles acquired, the Company also allocated $2.1 million and $300,000 to developed technology and know-how and assembled workforce, respectively. Developed technology represents technology and know-how related to MindLever’s current learning content management solution. Developed technology is being amortized over a period of three years. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of the company. Assembled workforce was being amortized during 2001 using a three-year estimated useful life.

The excess of the purchase price over the fair value of the identifiable intangible net assets of approximately $5.9 million was allocated to goodwill. Unidentifiable intangible assets were being amortized during 2001 using a five-year estimated useful life.

Accumulated amortization of developed technology was $1.2 million and $1.9 million, respectively, as of December 31, 2002 and 2003. Accumulated amortization of assembled workforce and goodwill was $66,000 and $783,000, respectively, as of December 31, 2001.

On January 1, 2002, the Company adopted SFAS No. 142 and accordingly, assembled workforce was combined with goodwill, and total goodwill of approximately $5.9 million was not amortized in 2002 in accordance with SFAS No. 142. Instead, goodwill was required to be tested for impairment annually or on an interim basis if an event or circumstance indicates that it is likely that an impairment loss had occurred. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill and determined that there was no impairment of goodwill as of January 1, 2002. In connection with our annual assessment during the fourth quarter of 2002, the Company conducted a two-step impairment review in accordance with SFAS No. 142. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since the Company operates as an enterprise-wide reporting unit, it was determined that a combination of the market value of the Company and the net present value of the cash flows estimated to be produced by our assets over their useful lives represents an approximation of its fair value as of December 2002. It was determined that the fair value of the Company as of its December 2002 annual measurement was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. In the second step, we calculated the implied fair value of the goodwill by allocating the value of the Company to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. The excess of the fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The carrying amount of the reporting unit’s goodwill exceeded the fair value of the goodwill and therefore it was determined that goodwill had been impaired. The Company has recorded a charge of $5.9 million in the fourth quarter of fiscal 2002, classified as impairment charge in the consolidated statements of operations, to write down goodwill to its implied fair value of zero.

Goodwill and Other Intangible Assets	Goodwill	Assembled Workforce	Developed Technology	Total
Acquisition of MindLever on 4/30/01	$5,871	$300	$2,100	$8,271
Amortization for the year ended 12/31/01	(783)	(66)	(467)	(1,316)

Balance 12/31/01	5,088	234	1,633	6,955
Reclassify assembled workforce to goodwill	234	(234)	—	—
Adjustment to allocation of purchase price	563	—	—	563
Amortization	—	—	(700)	(700)
Impairment	(5,885)	—	—	(5,885)

Balance 12/31/02	—	—	933	933
Amortization	—	—	(700)	(700)

Balance 12/31/03	$—	$—	$233	$233

In accordance with the transitional disclosure requirements of SFAS No. 142, the following tables present net loss and basic adjusted net loss per share for all periods presented adjusted to exclude amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized (in thousands, except per share data):

Years Ended December 31,
2001
Reported net loss	$(16,682)
Add back: Goodwill amortization	783
Add back: Other intangible amortization	66

Adjusted net loss	$(15,833)

Years Ended December 31,
2001
Basic adjusted net loss per share:
Reported net loss	$(0.68)
Add back: Goodwill amortization	0.03
Add back: Other intangible amortization	—

Adjusted net loss	$(0.65)

For purposes of these pro forma operating results, the in-process research and development was assumed to have been written off prior to the pro forma period.

(3)  Income Taxes

The components of Centra’s net deferred tax assets were approximately as follows at December 31, 2002 and 2003 (in thousands):

	December 31,
	2002	2003
Deferred Tax Assets
Net operating loss carryforwards	$20,148	$20,187
Tax credit carryforwards	1,443	2,271
Foreign loss carryforwards	1,396	1,846
Capital loss carryforwards	343	336
Deferred revenue	4,234	4,740
Other temporary differences	587	1,236

Gross deferred tax assets	28,151	30,616
Deferred tax liability in connection with MindLever acquisition	(481)	(204)

Valuation allowance	(27,670)	(30,412)

Net deferred tax asset	$—	$—

The net change in the total valuation allowance for the years ended December 31, 2002 and 2003 was an increase of $7,601,000 and $2,742,000, respectively.

The deferred tax liability in connection with the MindLever acquisition resulted from the acquired intangibles, excluding goodwill and in-process research and development.

Centra has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. Centra has provided a full valuation allowance for its deferred tax assets since, based on management’s assessments, it is more likely than not, that all or some portion of the deferred tax asset will not be realized.

The domestic and foreign components of operating losses before income taxes was $18,981,000 and $5,958,000 and $3,489,000 and $1,953,000, for 2002 and 2003, respectively.

As of December 31, 2003, Centra had federal tax net operating loss (NOL) carryforwards and tax credit carryforwards available to offset future taxable income, if any, of approximately $49,440,000 and $2,271,000, respectively. These carryforwards expire through 2023, and are subject to review and possible adjustment by the Internal Revenue Service. As of December 31, 2002 and 2003, approximately $1,775,000 and $2,615,000, respectively, of the NOL carryforward is attributable to amounts generated from the exercise of stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expenses.

The U.S. Internal Revenue Code of 1986, as amended (the Code), contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards and tax credit carryforwards that Centra can utilize in any one-year may be limited. In the event of a change in ownership, as defined, the annual limitation on the use of the existing NOL and tax credit carryforwards is equal to an amount determined by multiplying the value of Centra at the time of the ownership change by the U.S. applicable federal rate of interest, as determined by the U.S. Internal Revenue Service. Centra has completed several financings since its inception and has not determined whether its NOL’s and tax credit carryforwards have been limited by these financings.

As of December 31, 2003, Centra’s foreign subsidiaries had NOL carryforwards of approximately $6,153,000, which do not expire.

A reconciliation of the federal statutory rate to Centra’s effective tax rate is as follows:

	December 31,
	2001	2002	2003
Income tax provision at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Increase in tax resulting from state tax provision, net of federal benefit	—	—	—
Non-deductible charges related to acquired in-process research and development	4.5	—	—
Non-deductible amortization and impairment charges related to goodwill and other intangibles	2.7	8.9	—
Stock based compensation	2.0	1.0	2.9
Increase in valuation allowance	24.8	26.1	30.2
Other	—	(2.0)	0.9

Effective tax rate	0%	0%	0%

(4)  Accrued Expenses

Accrued expenses at December 31, 2002 and 2003 consisted of the following (in thousands):

	December 31,
	2002	2003
Bonuses, commissions, salaries and salary-related costs	$2,283	$2,282
Rent and excess capacity	975	577
Severance	—	991
Other accrued expenses	2,547	2,345

	$5,805	$6,195

(5)  Long-Term Debt

(a)  Term Loan Facility

At December 31, 2003, $2.3 million was outstanding as compared to $4.0 million outstanding at December 31, 2002. Of the total outstanding, $1.1 million is payable in equal monthly principal installments of $125,000 per month plus interest. Interest is payable monthly based on the prime rate (4.0% at December 31, 2003) plus 0.50%. The remaining outstanding amount of $1.2 million, representing three separate loan advances, is payable in fixed monthly payments of principal and interest of $35,000, $9,000 and $8,000, maturing at different times through June 2006. Interest was calculated at prime plus 0.5% at the initiation of each of the loan advances, or 5.25%, 4.75% and 4.75%, respectively. All borrowings are secured by substantially all of Centra’s assets. The current amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents investments of $25 million and to hold 25% of the Company’s cash, cash equivalents and investments in operating, deposit and investment accounts at the bank. At December 31, 2003, the Company was in compliance with the covenants under the equipment line of credit and the availability for borrowings under the current line has been fully used.

(b)  Maturities of Long-Term Debt

Future principal maturities of Centra’s long-term debt obligations, as of December 31, 2003 are as follows (in thousands):

Year
2004	$1,711
2005	508
2006	45

$2,264

(6)  Commitments and Contingencies

(a)  Commitments

As of December 31, 2003, our primary financial commitments consisted of obligations outstanding under long-term debt, capital and operating leases and other contractual obligations that expire at various times through 2007. Operating leases shown below are primarily for facility costs for the Company’s corporate headquarters and worldwide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by the Company in connection with two software royalty agreements and the cost for the use of the facilities at a third-party Internet Service Provider for our hosted and ASP service offerings and severance costs that will be paid out in 2004 of $991,000 in connection with the departure of several members of the Company’s executive management team and the retirement of the Company’s former president and chief operating officer.

Years Ended December 31,	Long- Term Debt	Capital Lease Obligations	Operating Leases	Other Contractual Obligations	Total
	(Amounts In Thousands)
2004	$1,708	$3	$1,979	$1,504	$5,194
2005	508	—	1,073	210	1,791
2006	45	—	207	105	357
2007	—	—	6	105	111
2008	—	—	—	105	105

Total	$2,261	$3	$3,265	$2,029	$7,558

Included in the operating lease commitments above is approximately $484,000 related to excess facilities related to the acquisition of MindLever, which have been accrued in purchase accounting. Rent expense charged to operations was approximately $1,978,000, $2,144,000 and $2,213,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

(b)  Contingencies

Securities Class Action Lawsuit

The Company, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. Centra plans to participate in this settlement, which is expected to be funded by Centra’s insurers. The settlement is subject to finalization and court approval. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

Bankruptcy Claim

The Company has been named as a defendant in an adversary proceeding arising out of the Winstar Communications, Inc. bankruptcy, which converted to a case under Chapter 7 on January 24, 2002. The claim alleges that Centra received a preferential transfer from the Debtor in the amount of $128,650, which amount was payment in full for a software license and maintenance support beginning September 2000. The bankruptcy trustee filed suit against Centra, along with numerous other entities, on April 8, 2003. Centra has reached an agreement in principle to settle this claim for $15,000.

Patent Infringement Lawsuit

On August 19, 2003, a complaint was filed against the Company and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. The Company believes it has meritorious defenses and intends to vigorously defend this action. No amount has been accrued related to this matter and legal costs incurred in the defense of this matter are being expensed as incurred.

Software Indemnifications

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements.

The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has never incurred any significant expenses under its product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements.

(7)  Stockholders’ Equity

Stock Option and Stock Purchase Plans

1995 Stock Plan

In 1995, Centra adopted the 1995 Stock Plan (the 1995 Plan), which provides for the granting of incentive stock options to employees of Centra and non-qualified stock options to any directors, officers, employees or consultants of Centra. Options to purchase 3,852,000 shares of common stock may be issued pursuant to the 1995 Plan, plus an additional 385,500 shares, as defined under the 1995 Plan. Option and stock pricing is determined by the compensation committee of the Board of Directors. Options and stock granted under the 1995 Plan generally vest over four years, and expire no later than 10 years from the date of grant.

Centra allowed for the immediate exercise of certain stock options granted under the 1995 Plan. The shares received upon exercise are subject to repurchase by Centra at the original option exercise price of $0.001 to $0.33 per share, subject to vesting at the same rates as provided in the original option agreements. A total of 2,464,907 shares have been issued upon the immediate exercise of certain stock options granted under the 1995 Plan. There are no shares which are subject to repurchase rights at December 31, 2003. During the year ended December 31,

2002, Centra exercised its rights under the stock repurchase agreements and repurchased 78,657 shares. These shares were repurchased at original issuance price. There were no shares repurchased for the years ended December 31, 2001 and 2003. As of December 31, 2003, the Company had repurchased a total of 740,263 shares under the 1995 Plan, which are included in treasury stock in the accompanying consolidated balance sheet.

1999 Stock Incentive Plan

In November 1999, Centra adopted the 1999 Stock Incentive Plan (the 1999 Plan). A total of 7,100,000 shares of common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan authorizes the grant of incentive options and non-qualified options. The 1999 Plan also provides for awards of stock appreciation rights, performance shares, restricted stock and other stock-based awards.

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

1999 Director Option Plan

In November 1999, Centra adopted the 1999 Director Option Plan (Director Plan). The Director Plan provides for the grant of stock options to those directors who are not employees of Centra or one of its subsidiaries. Only non-statutory options may be granted under the Director Plan. The maximum number of shares of common stock as to which options may be granted under the Plan is 200,000. As of December 31, 2003, options granting 120,000 shares had been granted under the Director Plan.

The Director Plan is administered by the Board of Directors. The option exercise price for each option granted under the Director Plan is the fair market value of the common stock as of the date of grant. Payment of the option exercise price is to be made in cash for the full exercise price of the options. Options are not assignable or transferable except by will or the laws of descent and distribution. They terminate on the earlier of 10 years after the date of grant or one (1) year after the optionee ceases to serve as a director, except in the event of death or disability.

Options to purchase 912,183 shares of common stock (which includes 740,263 shares held in treasury after repurchase by the Company pursuant to the terms of restricted stock agreements) were available for grant under the 1995 Plan, the 1999 Plan and the Director Plan at December 31, 2003.

The following is a summary of common stock option and restricted stock activity under the 1995 and 1999 Plans:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2000	3,754,016	$0.07–11.00	$4.84
Granted	1,879,900	4.13–13.85	6.12
Exercised	(356,455)	0.17–11.00	2.05
Canceled	(205,280)	0.17–11.00	5.81

Outstanding, December 31, 2001	5,072,181	0.07–13.85	4.84
Granted	2,125,125	0.79– 8.16	1.68
Exercised	(224,629)	0.17– 7.06	0.69
Canceled	(898,657)	0.27–13.75	5.64

Outstanding, December 31, 2002	6,074,020	0.07–13.85	4.29
Granted	2,853,625	0.94– 3.93	2.51
Exercised	(306,848)	0.07– 3.13	1.08
Canceled	(1,042,866)	0.27–13.75	2.91

Outstanding, December 31, 2003	7,577,931	$0.07–13.85	$3.95

Exercisable common stock options, December 31,
2003	3,582,451	$0.07–13.85	$4.88

2002	2,463,556	$0.07–13.85	$5.26

2001	1,530,914	$0.07–13.70	$4.90

The range of exercise prices for common stock options outstanding and options exercisable at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.17– 0.98	162,885	5.6 years	$0.39	140,257	$0.32
1.00– 1.80	2,148,921	8.7 years	1.57	838,264	1.60
1.83– 3.13	1,702,834	9.2 years	2.81	220,339	3.06
3.18– 6.25	1,671,020	7.9 years	4.46	856,272	4.87
6.44–11.15	1,880,146	6.7 years	7.45	1,519,695	7.33
13.24–13.85	12,125	7.5 years	13.61	7,624	13.61

$ 0.17–13.85	7,577,931	8.1 years	$3.95	3,582,451	$4.88

In connection with stock option grants to employees and non-employees during the years ended December 31, 1999 and 2000, Centra recorded deferred compensation of $2,722,000 and $1,199,000, respectively, which represents the aggregate difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes for grants to employees and the fair market value of the options for the non-employees. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options. In connection with the modification of certain stock options under the terms of a severance agreement with our former president and chief operating officer, the Company recorded a charge of $300,000 in 2003. Centra recorded compensation expense of $887,000, $752,000 and $677,000 during the years ended December 31, 2001, 2002 and 2003, respectively, related to these options.

1999 Employee Stock Purchase Plan

In November 1999, Centra adopted the 1999 Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan initially authorized the issuance of up to a total of 1,500,000 shares of Centra’s common stock to participating employees. As of December 31 of each year, Centra increases the number of shares reserved for issuance under the Stock Purchase Plan automatically by 2% of the total number of shares of our common stock then outstanding or, if less, 300,000 shares. As of December 31, 2003, there were 2,700,000 shares authorized for issuance under the Stock Purchase Plan.

Under the terms of the Stock Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value of one share of common stock on either the first or last day of the offering period, whichever is lower. The offering periods are determined by the compensation committee of the Board of Directors and are currently May 1st through October 31st and November 1st through April 30th. In the event of a change in control of Centra, the Stock Purchase Plan will terminate and shares will be purchased with the payroll deductions accumulated to date by participating employees.

The Stock Purchase Plan is administered by the compensation committee of the Board of Directors. Employees purchased 156,975, 577,314 and 677,953 shares of the Company’s common stock in the plan during the fiscal years ended December 31, 2001, 2002 and 2003, respectively.

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

(8)  Employee Benefit Plan

Centra has adopted an employee benefit plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan allows employees to make pretax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, Centra may match a portion of the employee contribution up to a defined maximum and provide profit sharing to employees at its discretion. Centra made no contributions to the 401(k) Plan for the years ended December 31, 2001, 2002 and 2003.

(9)  Valuation and Qualifying Accounts

The following is a summary of the allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts:

Years Ended	Balance Beginning of Year	Provision	Write- offs	Balance End of Year
December 31, 2001	577	448	387	638
December 31, 2002	638	447	592	493
December 31, 2003	493	97	149	441

(10)  Restructuring and Severance Charges

The Company incurred a charge of $439,000 for the three months ended June 30, 2002, related to a reduction of its workforce in April 2002. The charges consisted primarily of severance payments, benefits and outplacement services. The Company paid the entire amount during the year ended December 31, 2002. The Company incurred a charge of $1,155,000 for the year ended December 31, 2003, related to the retirement of our former president and chief operating officer in July 2003 and severance payments, benefits and outplacement services related to a restructuring of the leadership of the domestic sales, marketing and business operations teams during the fourth quarter of 2003. The Company paid $164,000 during the year ended December 31, 2003 for these severance charges.

	December 31,
Restructuring and Severance Charges (in thousands)	2002	2003
Beginning Balance	$—	$—
Additions	439	1,155
Cash Paid	439	164

Ending Balance	$—	$991

(11)  Quarterly Statements of Operations Information (unaudited)

The following table presents a summary of quarterly results of operations for 2002 and 2003:

	Quarters Ended,
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(In Thousands, Except Per Share Data)
Total revenues	$7,510	$8,468	$8,134	$9,288	$9,683	$10,392	$11,109	$11,857

Gross profit	5,534	6,688	6,284	7,392	7,765	8,449	9,144	9,894

Net loss	(5,856)	(4,226)	(3,496)	(8,892)	(2,919)	(2,207)	(1,746)	(1,039)

Basic and diluted net loss per share	$(0.23)	$(0.17)	$(0.14)	$(0.34)	$(0.11)	$(0.08)	$(0.07)	$(0.04)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.2(1)	Amended and Restated Certificate of Incorporation of Centra Software, Inc.

3.4(1)	Amended and Restated By-Laws of Centra Software, Inc.

4.1(1)	Specimen certificate for common stock of Centra Software, Inc.

10.1(1)	Centra Software, Inc. 1995 Stock Plan, as amended*

10.2	Centra Software, Inc. Amended and Restated 1999 Stock Incentive Plan* (Filed as exhibit number 10.2 to the Company’s report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.3(1)	Centra Software, Inc. 1999 Employee Stock Purchase Plan*

10.4	Centra Software, Inc. Amended and Restated 1999 Director Stock Option Plan*

10.5(1)	Form of Indemnity Agreement entered into by Centra Software, Inc. and each of Paul R. Gudonis, Leon Navickas, Stephen A. Johnson, Joseph Gruttadauria, John Walsh, James L. Freeze and Richard Cramer

10.6(1)	Lease dated July 21, 1999 between Centra Software, Inc. and Trustees of Elandzee Trust, as amended

10.7(1)	Loan and Security Agreement, dated November 5, 1997 between Centra Software, Inc. and Silicon Valley Bank, as amended

10.8(1)	Form of Indemnity Agreement entered into by Centra Software, Inc. and each of Robert E. Hult, Leonard Kawell, Jr., Ronald Benanto and Douglas Ferguson

10.9(2)	Sublease dated September 21, 2000 between MindLever.com, Inc. as sublessee and Kaiser Foundation Health Plan of North Carolina as sublessor, as assigned and assumed by M-L Acquisition Corp. as successor sublessee and as guaranteed by Centra Software, Inc.

10.10	Employment Agreement dated July 22, 2003 by and between Centra Software, Inc. and Leon Navickas* (filed as exhibit number 10.1(a) to the Company’s report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.11	Employment Agreement dated July 25, 2003 by and between Centra Software, Inc. and Anthony J. Mark* (filed as exhibit number 10.2 to the report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.12	Severance Compensation And Change Of Control Agreement dated July 30, 2003 by and between Centra Software, Inc. and Paul R. Gudonis* (filed as exhibit number 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.13	Severance Compensation And Change Of Control Agreement dated July 14, 2003 by and between Centra Software, Inc. and Stephen A. Johnson* (filed as exhibit number 10.2 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.14	Severance Compensation And Change Of Control Agreement dated July 25, 2003 by and between Centra Software, Inc. and Joseph Gruttadauria* (filed as exhibit number 10.3 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.15	Severance Compensation And Change Of Control Agreement dated July 21, 2003 by and between Centra Software, Inc. and Paul R. Daly* (filed as exhibit number 10.4 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.16	Severance Compensation And Change Of Control Agreement dated July 17, 2003 by and between Centra Software, Inc. and John Walsh* (filed as exhibit number 10.5 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.17	Severance Compensation And Change Of Control Agreement dated July 12, 2003 by and between Centra Software, Inc. and Deborah Louis* (filed as exhibit number 10.6 to the Company’s report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.18	Severance Compensation And Change Of Control Agreement dated December 19, 2003 by and between Centra Software, Inc. and Richard Cramer

10.19	Severance Compensation And Change Of Control Agreement dated December 29, 2003 by and between Centra Software, Inc. and James L. Freeze

21.1	Subsidiaries (filed as exhibit number 21.1 to the Company’s report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

23.1	Consent of KPMG LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002