Form 10-Q
period 2004-03-31
CENTRA SOFTWARE INC
filed 2004-05-10
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of May 3, 2004 was 27,236,974.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	December 31, 2003	March 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$13,357	$11,976
Short-term investments	15,531	22,922
Accounts receivable, net of reserves of approximately $441 and $332 at December 31, 2003 and March 31, 2004, respectively	7,832	4,622
Prepaid expenses	618	497
Other current assets	361	342

Total current assets	37,699	40,359

Property and equipment, at cost:
Computers and equipment	9,601	10,349
Furniture and fixtures	963	963
Leasehold improvements	649	665

	11,213	11,977

Less: Accumulated depreciation and amortization	9549	9,955

	1,664	2,022

Long-term investments	5,888	—
Restricted cash	433	433
Other assets	111	66
Intangible assets, net of amortization	233	58

Total assets	$46,028	$42,938

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,711	$1,343
Accounts payable	904	1,332
Accrued expenses	6,195	5,347
Deferred revenue	12,340	13,035

Total current liabilities	21,150	21,057

Long-term debt, net of current maturities	553	402

Commitments and contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, $0.001 par value-Authorized-10,000,000 shares, no shares issued at December 31, 2003 and March 31, 2004	—	—
Common stock, $0.001 par value
Authorized-100,000,000 shares as of December 31, 2003 and March 31, 2004
Issued-27,787,573 shares at December 31, 2003 and 27,969,160 at March 31, 2004 Outstanding-27,047,310 shares at December 31, 2003 and 27,228,897 shares at March 31, 2004	28	28
Additional paid-in capital	112,489	112,760
Accumulated deficit	(88,106)	(91,244)
Deferred compensation	(47)	(32)
Accumulated other comprehensive income	22	28
Treasury stock (740,263 shares of common stock at December 31, 2003 and March 31, 2004, at cost)	(61)	(61)

Total stockholders’ equity	24,325	21,479

Total liabilities and stockholders’ equity	$46,028	$42,938

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues:
License	$4,365	$2,531
Software services	1,843	2,371
Maintenance and professional services	3,475	3,734

Total revenues	9,683	8,636

Cost of Revenues:
License	140	77
Amortization of acquired developed technology	175	175
Software services	572	636
Maintenance and professional services	1,040	976

Total cost of revenues	1,927	1,864

Gross profit	7,756	6,772

Operating Expenses:
Sales and marketing	5,457	5,155
Product development	2,954	2,759
General and administrative	2,346	1,978

Total operating expenses	10,757	9,892

Operating loss	(3,001)	(3,120)
Interest income	108	91
Interest expense	(41)	(25)
Other income (expense), net	15	(84)

Net loss	$(2,919)	$(3,138)

Basic and diluted net loss per share	$(0.11)	$(0.12)

Basic and diluted weighted average shares outstanding	26,075	27,151

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2004
Cash Flows from Operating Activities:
Net loss	$(2,919)	$(3,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	760	597
Provision for bad debt	38	(110)
Stock compensation charges	107	15
Changes in assets and liabilities:
Accounts receivable	1,263	3,525
Prepaid expenses and other current assets	(396)	188
Accounts payable	(224)	449
Accrued expenses	(373)	(896)
Deferred revenue	1,114	476

Net cash (used in) provided by operating activities	(630)	1,106

Cash Flows from Investing Activities:
Purchase of property and equipment	(173)	(787)
Purchase of short-term investments	(23,842)	(21,376)
Maturities of short-term investments	14,963	19,873
Other assets	1	2

Net cash used in investing activities	(9,051)	(2,288)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	8	271
Payments on term loans	(500)	(519)

Net cash used in financing activities	(492)	(248)

Effect of foreign exchange rate changes on cash and cash equivalents	13	49

Net decrease in cash and cash equivalents	(10,160)	(1,381)
Cash and cash equivalents, beginning of period	25,891	13,357

Cash and cash equivalents, end of period	$15,731	$11,976

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$40	$25

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

Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, risks associated with our ability to successfully execute our strategic plan, uncertainty of market reaction to our sales and marketing efforts, quarterly performance fluctuations, product demand for and market acceptance of the Centra 7 collaboration platform and our other current and future products, the effect of economic conditions generally on the market for IT spending and for our products, the results of our future research and development activities, the impact of competitive products and pricing, technological difficulties and/or other factors outside our control.

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and more fully in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

(a) Basis of Presentation

The consolidated financial statements include the accounts of Centra and its wholly-owned subsidiaries, Centra Software Europe Limited, which was incorporated in the United Kingdom, Centra Software Securities Corporation, a Massachusetts securities corporation, Centra RTP, Inc., a Delaware corporation, Centra Software Southern Europe SAS, which was incorporated in France and Centra Software Australia Pty. Ltd, which was incorporated in Australia. Centra Software Nordic ApS, which was incorporated in Denmark and included in the financial statements for the year ended December 31, 2003, was dissolved in February 2004. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements for the three months ended March 31, 2003 and 2004 are unaudited, have been prepared on a basis consistent with the December 31, 2003 audited consolidated financial statements, and include normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of these periods. These unaudited interim consolidated financial statements do not include all of the footnote disclosures required in audited financial statements for the full year and, accordingly, should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the entire year or any other period.

Certain amounts in the prior year financial statement have been reclassified to conform with the current year’s presentation.

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

Centra derives its revenues from the sale of software licenses, application service provider (ASP) and hosting services, maintenance (post-contract support) and professional services. Maintenance includes telephone support, error correction or bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Centra executes contracts that govern the terms and conditions of each software license, each ASP and hosting agreement, each maintenance and support arrangement and other professional services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized and thus affect the Company’s results of operations and financial condition.

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

For all sales, except those to U.S. government agencies, Centra uses a binding purchase order and/or a signed sales order and a signed license or service agreement as evidence of an arrangement. For arrangements with multiple elements (for example: the sale of a product license along with the sale of maintenance and support, training and consulting to be delivered later), Centra allocates revenue to each component of the arrangement using the residual value method. Under the residual method, revenue is recognized in a multiple element arrangement in which vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Centra defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of shipment or when all other revenue recognition criteria have been met. Vendor-specific objective evidence of fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Vendor-specific objective evidence of fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.

At the time of the transaction, Centra assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. Billings to customers are generally due within 30 to 90 days. However, in certain circumstances, Centra has offered extended payment terms greater than 90 days but equal to or less than 180 days to certain customers for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into larger scale license arrangements with us. Centra believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time the product is delivered. In addition, Centra assesses whether collection is probable or not based on the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s SEC filings. Creditworthiness for transactions to existing customers is assessed through a review of their prior payment history. Centra does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company will defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of payment.

Revenues from start-up fees associated with our ASP service are recognized over the contract period or estimated life of the ASP relationship, whichever is greater. Revenues related to ASP services are recognized ratably on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues for hosting services are recognized ratably on a straight-line basis over the term that the hosting services are provided. Also, in instances where Centra hosts a customer’s purchased software on our server and network, Centra provides the customer a copy of the software in addition to the one we keep on our server and recognizes the license revenue for the purchased software in accordance with our revenue recognition policy for licensed software as discussed above and in accordance with EITF 00-3, Application of SOP 97-2 to Arrangements that Include the Rights to Use Software Stored on Another Entity’s Hardware.

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

(d) Stock-Based Compensation

The Company grants stock options to its employees and outside directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of the Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and has elected the disclosure-only alternative under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure — An Amendment of FASB Statement No. 123. The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options. The following table illustrates the effect on net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2004
Net loss, as reported	$(2,919)	$(3,138)
Add back: Stock-based compensation included in net loss, as reported	$107	$15
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	$(1,465)	$(1,252)

Pro forma net loss	$(4,277)	$(4,375)

Basic and diluted net loss per share
As reported	$(0.11)	$(0.12)
Pro forma	$(0.16)	$(0.16)

The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and directors using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2003	2004
Risk free interest rate	1.14%–1.75%	3.1%
Expected dividend yield	—	—
Expected lives	5.0 years	5.0 years
Expected volatility	95%	81%
Weighted average fair value of options granted during the period	$0.95	$2.22

(e) Cash, Cash Equivalents and Short-Term and Long-Term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts. Centra considers investments purchased with maturities at the balance sheet date of more than three months but less than 12 months to be short-term investments and investments purchased with maturities at the balance sheet date of 12 months or more to be long-term investments. Centra accounts for its short-term and long-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximated fair market value at March 31, 2004. Cash, cash equivalents and short-term and long-term investments consisted of the following at December 31, 2003 and March 31, 2004 (in thousands):

	December 31, 2003	March 31, 2004
Cash, cash equivalents and short-term investments:
Cash	$3,489	$3,215
Money market accounts	9,868	8,761
Municipal bonds (average 276 and 185 days remaining to maturity at December 31, 2003 and March 31, 2004, respectively)	$15,531	$22,922

Total cash, cash equivalents and short-term investments	$28,888	$34,898

Long-term investments:
Federal agency notes (average 429 days remaining to maturity at December 31, 2003)	$5,888	$—

Total cash, cash equivalents, short-term and long-term investments	$34,776	$34,899

(f) Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are net loss and foreign currency translation adjustment and are as follows for the three months ended March 31, 2003 and 2004 (in thousands):

	Three Months Ended March 31,
	2003	2004
Net loss	$(2,919)	$(3,138)
Foreign currency translation adjustment	20	6

Comprehensive loss	$(2,899)	$(3,132)

(g) Net Loss Per Share

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

Basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2004
Net loss attributable to common stockholders	$(2,919)	$(3,138)

Basic and diluted shares:
Weighted average shares of common stock outstanding	26,092	27,151
Less: Weighted average shares subject to repurchase	(17)	—

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	26,075	27,151

Basic and diluted net loss per share	$(0.11)	$(0.12)

Options to purchase a total of 6,506,477 and 7,486,970 common shares have not been included in the computation of diluted net loss per share for the three months ended March 31, 2003 and 2004, respectively. These shares are considered anti-dilutive, as Centra has recorded a net loss for all periods presented.

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

	Three Months Ended March 31,
	2003	2004
United States	79%	78%
Europe	13%	15%
Other	8%	7%

There are no significant long-lived assets located outside of the United States.

(3) Significant Customer

No one customer accounted for more than 10% of total revenues during the three-month periods ended March 31, 2003 and 2004. No one customer equaled more than 10% of the Company’s accounts receivable at December 31, 2003 and March 31, 2004.

(4) Commitments and Contingencies

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. Centra plans to participate in this settlement, which will be fully funded by Centra’s insurers. The settlement is subject to finalization and court approval. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

Winstar Bankruptcy Claim

The Company was named as a defendant in an adversary proceeding arising out of the Winstar Communications, Inc. bankruptcy, which converted to a case under Chapter 7 on January 24, 2002. The claim alleged that Centra received a preferential transfer from the debtor in the amount of $128,650, which amount was payment in full for a software license and maintenance support beginning September 2000. The bankruptcy trustee filed suit against Centra, along with numerous other entities, on April 8, 2003. Centra and the bankruptcy trustee reached an agreement to settle this claim for $15,000 on December 5, 2003. On March 23, 2004, the United States Bankruptcy Court (for the District of Delaware) issued an order approving the settlement.

EdiSync Patent Claim

On August 19, 2003, a complaint was filed against the Company and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. The Company believes it has meritorious defenses and intends to vigorously defend this action. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. The Company filed a request for re-examination of the patents at issue with the U.S. Patent and Trademark Office as patent counsel to the Company is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. Counsel has advised the Company that it has meritorious defenses and the Company intends to vigorously defend this action.

Employment Claim

A former employee of the Company has filed a complaint with the Massachusetts Commission Against Discrimination alleging the Company discriminated against the employee on the basis of age, race and gender in connection with the employee’s employment with the Company and subsequent termination. The complaint seeks remedies including damages in an unspecified amount. The Company intends to file a timely response to the complaint, which it believes is without merit. The Company intends to vigorously defend this action.

Software Indemnifications

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

(5) Severance Charges

The Company incurred severance charges of $1.2 million for the year ended December 31, 2003, related to the retirement of our former president and chief operating officer in October 2003 and a restructuring of the leadership of the sales, marketing and business operations teams during the fourth quarter of 2003. The severance charges consist of salary payments and health insurance and other benefits that continue during the severance period. The accrued and unpaid balance of these charges at December 31, 2003 was $991,000. During the three-months ended March 31, 2004, the Company paid $251,000 in severance benefits related to the above resulting in an accrual balance remaining of $740,000 at March 31, 2004 which the Company expects to pay out in 2004.

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

At the end of 2003, we conducted a thorough and critical evaluation of the collaboration marketplace and our competitive position. Following this evaluation, we decided to implement a new business strategy focused on growing our leadership position in the collaborative learning market segment of application software, services and solutions for online business communications and collaborations, and leverage that leadership to increase penetration of other collaboration market segments and to broaden usage of our products throughout the enterprise with the result of significantly growing our annual revenues and achieving profitability. In furtherance of these objectives, we planned to invest in additional sales and marketing resources to attract new customers, develop new channel partnerships, enhance our relationships with existing customers, expand international operations and implement new initiatives that improve sales execution and consistency. In addition, we intend to focus our sales and marketing efforts on selling specialized applications (or solutions) that increase sales effectiveness, improve collaborative learning and accelerate enterprise application rollouts and customer acquisition initiatives to Global 5000 companies, government agencies and higher education institutions. In the quarter ended March 31, 2004, we began to enact this plan. Among other initiatives, we restructured our sales organization to improve execution and sales consistency and we developed a plan to spend an additional $8 million in 2004 over our 2003 expenditure rate for sales and marketing, to support our strategy through targeted messaging, print advertising, public relations efforts and lead generation marketing programs. However, our strategic initiatives did not produce the results we expected in the quarter ended March 31, 2004. We now anticipate that it will take longer than we previously thought before we begin to see significant annual revenue growth as a result of our efforts. Therefore we will continue to review and assess our execution of our strategic plan during 2004, and we intend to make adjustments in the level of our expenditures and investment as may be necessary until such time as we determine whether our new sales strategy will yield the desired results.

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

The Company’s critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2003, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2004. We did not make any changes to those policies during this period.

Results of Operations

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Three Months Ended March 31,
	2003	2004
Consolidated Statements of Operations Data:
Revenues:
License	45%	29%
Software services	19	28
Maintenance and professional services	36	43

Total revenues	100	100

Cost of Revenues:
License	1	1
Amortization of acquired developed technology	2	2
Software services	6	8
Maintenance and professional services	11	11

Total cost of revenues	20	22

Gross profit	80	78

Operating Expenses:
Sales and marketing	56	59
Product development	31	32
General and administrative	24	23

Total operating expenses	111	114

Operating loss	(31)	(36)
Other income, net	1	—

Net loss	(30)%	(36)%

Comparison of three months ended March 31, 2003 and 2004

Revenues. Total revenues decreased by $1.0 million, or 11%, to $8.6 million for the three months ended March 31, 2004, from $9.7 million for the three months ended March 31, 2003. The decrease was driven by a decline in software license revenue of approximately $1.8 million, or 42%, from the corresponding quarter of 2003, which decline was partially offset by an increase in both software services revenues and maintenance and professional services revenues.

•	Software license revenue decreased by $1.8 million, or 42%, to $2.5 million for the three months ended March 31, 2004, from $4.4 million for the three months ended March 31, 2003. The decrease was attributable to the effects of the change in our strategy towards selling solutions, and other changes implemented during the quarter to support this new strategy, the result of which had a disruptive and negative impact on the ability of our sales force to complete sales during the quarter. Also contributing to the decline in license revenue for the quarter ended March 31, 2004 was a decrease in the amount of license revenue generated during the first quarter from orders pending at the beginning of the quarter as compared with the same quarter last year. Typically, a portion of revenues for any quarter is attributable to billed and unbilled orders pending at the end of the previous quarter, where revenue has not been recognized because all of the revenue recognition criteria have not been met. Although we expect that the transition to our new sales strategy will be on-going for the next several quarters and continue to impact the efficiency of our sales force to close deals, we believe growth in license revenue will increase during the year driven by sales to our existing customer base as our sales force continues to focus on penetrating existing accounts in an effort to sell enterprise-wide solutions. In addition, we believe that as the migration towards our new strategy gains momentum throughout the year, our investments in sales and marketing will begin to yield positive results. However, we can give no assurances that the transition to our new sales strategy towards selling solutions will be completed this year or that customers will buy these solutions once they are available. Software license revenue represented 29% and 45% of total revenues for the three months ended March 31, 2004 and 2003, respectively.

•	Software services revenues, which includes our ASP and hosting services, increased by $528,000, or 29%, to $2.4 million for the three months ended March 31, 2004, from $1.8 million for the three months ended March 31, 2003. The increase resulted from both the growth in new ASP accounts added over the past several quarters and an increase in the dollar amount of subscription renewals of our ASP service. We expect that the number of new ASP accounts added in a quarter to increase while the subscription renewal rate of our ASP service to remain constant in future quarters. We believe a significant percentage of customers will prefer to purchase an ASP service to lower their initial purchase cost and/or to provide greater flexibility of an outsourced service which does not require the customer to maintain an IT infrastructure or have available IT resources to deploy as compared with software licenses installed on a customer’s premises. In addition, we expect the average ASP transaction size to decline due to increased price discounts resulting from increased competition. As a result, we believe software service revenues will grow slightly in future quarters. However, we can give no assurances that we will continue to achieve similar rates of ASP renewals or that our ASP service revenues will grow in future periods. Software services revenues represented 28% and 19% of total revenues for the three months ended March 31, 2004 and 2003, respectively.

•	Maintenance and professional services revenues, which includes our maintenance and support, consulting and education services, increased by $259,000, or 7%, to $3.7 million for the three months ended March 31, 2004, from $3.5 million for the three months ended March 31, 2003. The increase was primarily attributable to an increase in the dollar amount of renewals of our annual maintenance and support contracts, partially offset by a decrease in our consulting services revenue due to a lower number of revenue generating consultants available in the first quarter of this year compared with the same quarter last year. We terminated several consultants at the end of last year whom we are in the process of replacing. We expect total maintenance and professional services revenues to continue to increase in future periods as our installed base of license users grows and new maintenance contracts are added. The rate of the increase may vary from period to period, depending primarily upon the value of new maintenance contracts added. Any increases may be offset by non-renewals of maintenance contracts. Maintenance and professional services revenues represented 43% and 36% of total revenues for the three months ended March 31, 2004 and 2003, respectively.

Cost of license revenue. Our costs of license fees are driven by the amount of products sold. They consist of royalty fees paid to third parties and costs for fulfillment and materials. Cost of license revenues decreased by $63,000, or 45%, to $77,000 for the three months ended March 31, 2004, from $140,000 for the three months ended March 31, 2003. The decrease was attributable to lower fixed royalty costs, and to a lesser extent, lower royalty costs due to the decline in license revenue for the quarter. Since a portion of our license costs represent royalties that we pay to third parties on a per unit rate of product sold, primarily on server units, we expect that cost of license revenues will vary in the future based upon the unit volume of products sold. Cost of license revenues was 3% of license revenues for the three months ended March 31, 2004 and 2003.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which is being amortized over a three-year estimated useful life. Amortization of acquired developed technology was $175,000 for each of the three months ended March 31, 2003 and 2004. During the second quarter of 2004, we will incur $58,000 in amortization costs, after which the acquired developed technology asset will be fully amortized and no further costs will be incurred.

Cost of software services revenues. Our cost of software service revenues includes (1) salaries and related expenses for our ASP and hosted services organizations, (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing these services, (3) a technical support allocation consisting primarily of a portion of our technical support expenses that is attributable to providing such support to our ASP customer base and (4) direct costs related to our hosting and ASP service offerings. Cost of software services revenues increased slightly to $636,000 for the three months ended March 31, 2004, from $572,000 for the three months ended March 31, 2003. The increase was due to a higher percentage of total support costs allocated to ASP technical support based on growth in customer call volume and an increase in costs directly related to the ASP service. Cost of software services revenues was 27% and 31% of software services revenues for the three months ended March 31, 2004 and 2003, respectively, reflecting the growth in software services revenues combined with a proportionally lower amount of ASP service costs incurred during the quarter attributed to the expanded server capacity achieved with our latest product release, version 7.0 in June 2003. We anticipate that the cost of software services revenues will increase in absolute dollars to the extent that we continue to expand the capacity of our ASP service beyond its current capacity to meet demand.

Cost of maintenance and professional services revenues. Our cost of maintenance and professional services revenues includes (1) salaries and related expenses for our consulting, education and technical support services organizations and (2) an overhead allocation consisting primarily of that portion of facilities, communications and depreciation expenses that is attributable to providing these services. Cost of maintenance and professional services revenues decreased slightly to $976,000 for the three months ended March 31, 2004, from $1.0 million for the three months ended March 31, 2003. This decrease was primarily due to fewer consultants retained during the quarter and a lower percentage of total support costs allocated to technical support for license customers. A greater amount of technical resources were dedicated to supporting our ASP and hosting services in the first quarter of this year than during the same quarter of 2003. Cost of maintenance and professional services revenues was 26% and 30% of maintenance and professional services revenues for the three months ended March 31, 2004 and 2003, respectively, reflecting the growth in higher margin maintenance services as compared to consulting and education services, which have a lower margin. We anticipate that the cost of maintenance and professional services revenues will increase slightly quarter to quarter in absolute dollars to the extent that we continue to generate new customers and associated services revenues.

Sales and marketing expenses. Sales and marketing expenses decreased by $302,000, or 6% to $5.2 million for the three months ended March 31, 2004, from $5.5 million for the three months ended March 31, 2003. The decrease was due to a decline in (1) commissions and bonuses due to lower sales and a lower sales commission rate and (2) bad debt expense reflecting a lower accounts receivable balance at March 31, 2004 compared with March 31, 2003. Offsetting these declines were increases in advertising, tradeshows and sales force training expenses to align our sales and marketing efforts with our new corporate strategy toward selling solutions. Sales and marketing expenses were 59% and 56% of total revenues for the three months ended March 31, 2004 and 2003, respectively. We expect sales and marketing expenses to increase in the second quarter of 2004 for costs incurred related to our annual user conference in May and as we continue to increase sales headcount and invest in marketing programs.

Product development expenses. Product development expenses decreased by $195,000, or 7%, to $2.8 million for the three months ended March 31, 2004, from $3.0 million for the three months ended March 31, 2003. The decrease was primarily due to lower salary and salary related expenses as a result of a reduction in headcount. Product development expenses were 32% and 31% of total revenues for the three months ended March 31, 2004 and 2003, respectively. We expect product development expenses to remain relatively flat in the second quarter of 2004.

General and administrative expenses. General and administrative expenses decreased by $368,000, or 16%, to $2.0 million for the three months ended March 31, 2004, from $2.3 million for the three months ended March 31, 2003. The decrease was due to several factors including the decline of (1) executive salaries, (2) bonuses related to quarterly company performance and (3) recruiting costs which were higher in the first quarter of 2003 related to our search for a new CEO. General and administrative expenses were 23% and 24% of total revenues for the three months ended March 31, 2004 and 2003, respectively. We expect general and administrative expenses, primarily consulting, legal and audit, to increase slightly in the second quarter of 2004 as a result of continued costs to comply with new and recently enacted regulations for public companies by the U.S. government, such as the Sarbanes-Oxley Act of 2002 and costs associated with defending pending lawsuits. See Part II, Item 1, “Legal Proceedings.”

Interest income. Interest income decreased by $17,000 to $91,000 for the three months ended March 31, 2004, from $108,000 for the three months ended March 31, 2003. Interest income consists of interest on our cash, cash equivalents and short-term investments. The decrease reflects declines in the balances of, and interest rates for, cash, cash equivalents and short-term investments.

Interest expense. Interest expense decreased by $16,000 to $25,000 for the three months ended March 31, 2004, from $41,000 for the three months ended March 31, 2003. The decrease was due to a reduction in interest on our term loans as the result of a decrease in the bank’s prime interest rate and a decrease in the balances outstanding on our long-term debt.

Other income or expense, net. Other income or expense, net, changed by $99,000 to reflect a net expense of $84,000 for the three months ended March 31, 2004, from a net income of $15,000 for the three months ended March 31, 2003, as the result of changes in net foreign exchange gains and losses.

Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $12.0 million and short-term investments of $22.9 million, a decrease of $1.4 million of cash and cash equivalents from $13.4 million at December 31, 2003, and an increase of $7.4 million of short-term investments from $15.5 million as of December 31, 2003. The net combined increase of $6.0 million for cash, cash equivalents and short-term investments resulted primarily from the reclassification of $5.9 million in long-term investments to a short-term investment status during the quarter having a maturity of less than one year at March 31, 2004. Our working capital as of March 31, 2004 was $19.3 million, compared to $16.5 million as of December 31, 2003.

Cash provided by operating activities was $1.1 million for the three months ended March 31, 2004. The increase in cash from operating activities consisted of an increase of $3.5 million in collections on receivables over billings, $597,000 in non-cash depreciation and amortization expense, an increase in deferred revenue of $476,000 and an increase in accounts payable of $449,000, offset by our net loss for the period of $3.1 million and a decrease in accrued expenses of $896,000. For the three months ended March 31, 2003, our operating activities used net cash of $630,000, resulting from the net loss for the period of $2.9 million offset by a decrease in accounts receivable of $1.3 million and deferred revenue of $1.1 million.

Cash used in investing activities was $2.3 million for the three months ended March 31, 2004. Investing activities consisted of purchases of short-term marketable securities of $21.4 million and purchases of $787,000 of property and equipment to support current operations. Offsetting these purchases were maturities of marketable securities of $19.9 million. For the three months ended March 31, 2003, our investing activities resulted in net cash outflows of $9.1 million and consisted of purchases of short-term marketable securities of $23.8 million and property and equipment of $173,000 to support current operations, partially offset by maturities of investments of $15.0 million.

Cash used in financing activities was $248,000 for the three months ended March 31, 2004, primarily related to $519,000 in principal payments made on our equipment line of credit/term loan facility which was partially offset by $271,000 of receipts from the issuance of common stock from the exercise of stock options during the period. Cash used in financing activities of $492,000 for the three months ended March 31, 2003 was primarily related to principal payments made on term loans under our equipment line of credit.

At March 31, 2004, $1.7 million in term loans under a previous equipment line of credit was outstanding, compared to $2.3 million outstanding at December 31, 2003. Of the total outstanding, $750,000 is payable in equal monthly principal installments of $125,000 per month plus interest. Interest is payable monthly based on the prime rate (4.0% at March 31, 2004) plus 0.5%. The remaining outstanding amount of $995,000, representing three separate loan advances, is payable in fixed monthly payments of principal and interest of $35,000, $9,000 and $8,000, maturing at different times through June 2006. Interest was charged at prime plus 0.5% at the initiation of each of the loan advances, or 5.25%, 4.75% and 4.75%, respectively. All borrowings are secured by substantially all of Centra’s assets. The current amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and investments of $25 million and to hold 25% of the Company’s cash, cash equivalents and investments in operating, deposit and investment accounts at the bank. At March 31, 2004, the Company was in compliance with the covenants under the equipment line of credit and the availability for borrowings under the current line has been fully used.

Capital expenditures totaled $787,000 and $173,000 for the three months ended March 31, 2004 and 2003, respectively. Our capital expenditures consisted of purchases of assets to manage our internal operations and our ASP service, including computer hardware and software. Purchases of computer equipment represent the largest component of our capital expenditures. We expect to continue to make capital expenditures throughout the year as we continue to enhance our ASP service infrastructure and improve our internal information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with bank equipment loans.

Days sales outstanding, or DSO (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at March 31, 2004 was 48 days, a decrease of 11 days compared to our DSO as of December 31, 2003. The decrease in DSO resulted from collections on outstanding balances from prior periods in conjunction with the decrease in software license revenue. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable and DSO balances may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customer’s payment cycle. Historically, international customers and resellers pay at a slower rate than domestic customers. An increase in revenue generated from international customers and resellers may increase our DSO and accounts receivable balances. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

The Company incurred severance charges of $1.2 million for the year ended December 31, 2003, related to the retirement of our former president and chief operating officer in October 2003 and a restructuring of the leadership of the sales, marketing and business operations teams during the fourth quarter of 2003. The severance charges consist of salary payments, and health insurance and other benefits that continue during the severance period. The accrued and unpaid balance of these charges at December 31, 2003 was $991,000. During the three-months ended March 31, 2004, the Company paid $251,000 in severance benefits related to the above resulting in an accrual balance remaining of $740,000 at March 31, 2004 which the Company expects to pay out in 2004.

Over the past two years, in response to business challenges and economic conditions, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. This has resulted in a decrease in our cash used in operations; however, as of March 31, 2004 we still use more cash to operate our business than we generate in revenues. As discussed above, we anticipate that our overall operating expenses in the immediate future will remain relatively flat or increase slightly in some areas, such as product development expenses and general and administrative expenses, while we intend to make significant investments in other areas, such as sales and marketing. We anticipate that such operating expenses, along with capital expenditures, will constitute the most significant use of our cash resources. Although if we have the opportunity, we may also use our cash resources to fund acquisitions or investments in complementary businesses, technologies, products or services. We believe that our existing cash, cash equivalents and short-term investments, which totaled $34.9 million at March 31, 2004, will be sufficient to meet our anticipated cash requirements for operating expenses, capital expenditures and any strategic efforts for at least the next 12 months. However, thereafter we may need to raise additional funds to support our operations, particularly if our strategic sales and marketing efforts do not produce the desired results. We might also need to seek additional financing if we were to identify a strategic opportunity that required more cash than we had available at such time. If we did seek to raise additional funds, though, we may not be able to obtain them on terms that are favorable or acceptable to us. See “Factors That Could Affect Future Results—We may require additional funds” in this Item 2.

Commitments and Contingencies

As of March 31, 2004, our primary financial commitments consisted of obligations outstanding under long-term debt, operating leases and other contractual obligations. In our Annual Report on Form 10-K for the year ended December 31, 2003, we included under the heading “Commitments and Contingencies” a table setting forth the Company’s commitments and contingencies as of that date.

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

Earlier in 2004, we announced that we expected to incur additional expenses of approximately $2 million per quarter in 2004 pursuant to strategic initiatives undertaken to improve the effectiveness of our sales and marketing activities. Over the course of the next several operating periods we will be investing in additional resources to expand our sales channels and enhance our marketing activities. We intend these efforts to help achieve our goals of increasing the size of our customer base in our target markets, broadening our relationships with existing customer accounts, and increasing market awareness of our products. However, our operating results for the quarter ended March 31, 2004 fell short of our expectations, and we can give no assurance our strategy will produce the desired results. If we are not successful in achieving our objectives despite these significant planned expenditures, our liquidity and working capital will be materially diminished and the value of our stockholders’ investments could decrease.

We have incurred substantial losses in the past and may not achieve profitability in the future.

We incurred net losses of $7.9 million in 2003 and $3.1 million for the quarter ended March 31, 2004. We had an accumulated deficit of $91.2 million at March 31, 2004. We cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve and maintain profitability, then our investors’ expectations may not be met and the market price of our common stock may fall.

Our success depends on our ability to execute our marketing, sales and distribution initiatives.

To increase our revenues, we must increase our brand awareness through advertising and other marketing initiatives, increase the size and effectiveness of our direct field sales force, and enhance the effectiveness of our current distribution channels and partner programs including our value-added resellers, integrated technology solution partners and marketing partners. We will continue to focus on improving the productivity and effectiveness of our direct sales organizations through training and focused marketing programs. However, we cannot be sure that we will be successful in hiring, training and motivating our sales staff to increase productivity or in retaining qualified sales personnel. In addition, we must effectively leverage our relationships with our indirect channel partners. Our existing, or future, indirect channel partners may choose to devote greater resources to marketing and supporting the products of other companies including our competitors. Also, we may face conflicts between our sales force and our indirect channel partners. Our inability to effectively optimize the efforts of our marketing initiatives, our direct sales organizations, our partners and our indirect distribution channel could limit our future revenue growth and hurt our future operating results.

Our future success depends to a significant degree on our senior management team.

In 2003, we effected a number of significant changes to our senior management team, including:

•	Paul R. Gudonis joined the Company as president and chief executive officer;

•	Leon Navickas, our founder, left the position of chief executive officer while remaining chairman of the Board of Directors and taking on the new role of chief strategy officer;

•	Anthony Mark, our president and chief operating officer retired;

•	Richard Cramer joined the Company as senior vice president of worldwide sales; and

•	James Freeze joined the Company in the newly created position of chief marketing officer.

Our future success will depend in part on our ability to carry out the transition in senior management and to integrate the new people and positions into our operations, as well as on the efforts of our other senior managers. Changes in our management team or the inability of our executive officers and key employees to work effectively as a team could have a material adverse effect on our business, operating results and financial condition.

Delays in sales could cause significant variability in our revenues and operating results for any particular period.

We generally need to educate potential customers regarding the benefits of our real-time conferencing, collaboration and learning products and services before they will commit to the purchase of our products. Our sales cycle varies depending on the size and type of customer contemplating a purchase, the complexity of the customer’s purchasing process and whether we have conducted business with the customer in the past. Both new and existing customers frequently need to obtain approvals from multiple decision makers within their organization prior to making purchase decisions.

We face significant competition from other technology companies and we may not be able to compete effectively.

The markets for real-time conferencing, collaboration and learning products and services are highly competitive. We expect that our competition in this market will intensify in the future, which will likely result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our real-time conferencing, collaboration and learning solutions from a variety of software and services vendors. In addition, larger companies with more resources than we have could enter our market and either reduce our sales or require us to lower our prices, or both.

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

While our products can be deployed at a customer’s premises or on its network as a packaged software application, we also deliver our products as an ASP or hosted service utilizing our network. Our hosted services and ASP services depend on the efficient and continued operation of our internal and outsourced computer and communications hardware and software systems and our ability to avoid and mitigate any interruptions in service or reduced capacity. Some of our communications hardware and software is hosted at third-party facilities. These third-party providers are vulnerable to business and economic uncertainties, as well as damage or interruption from human error, telecommunications failures, computer viruses, sabotage, and intentional acts of vandalism, all of which may affect their ability to continue to provide services. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, any significant interruption in our service could result in losses to our customers. Although we attempt contractually to disclaim liability for any such losses, a court might not enforce a limitation on our liability, which could expose us to financial loss.

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

As with any software technology, we expect that the demand and product specifications continue to change and therefore our future success will depend in large part on our ability to stay current with any technology shifts and meet the evolving needs of the market by timely introduction of new products or product releases. In the past, we have experienced delays in the introduction of new products. In addition, our product enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our products, services or information technology infrastructure to adapt to these changes, standards and developments.

We face business risks relating to our international operations.

Our success is focused on sales to multinational corporations, which requires us to have international operations and incur risks associated with those operations. In addition to our North American operations, we have established sales, marketing and service operations in Europe, Middle East, Asia and Australia and we sell through distributors and resellers in a number of countries around the world. We cannot be sure that our international operations will be successful. Our international operations require resources and management attention beyond those required for our domestic operations and subject us to additional regulatory, economic and political risks, including:

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

We incorporate into our products software licensed from third-party software companies that enhances, enables or provides functionality for our products. This third-party software may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to maintain those license arrangements, failure of the third-party vendors to provide updates, modifications or future versions of their software or defects and errors in, or infringement claims against, those third-party products could delay or impair our ability to develop and sell our products.

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

We may require additional funds.

We expect that our current cash, cash equivalents and short-term investments will be adequate to provide us with sufficient working capital for at least the next 12 months. However, our current plans and projections may prove to be inaccurate or our expected cash flow may prove to be insufficient to fund our operations because of difficulties in executing our sales and marketing strategy, demand for our new products, delays in developing new products and improvements, unanticipated expenses or other unforeseen difficulties. Therefore, we may need to raise additional capital to continue to fund our operations.

Our ability to obtain any additional financing that may be needed will depend on a number of factors, including market conditions, our operating performance and investor interest, particularly in real-time conferencing, collaboration and learning software companies. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our product development activities, or delay our continued rollout of new products and product versions. Any of these actions may seriously harm our business and operating results.

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

Foreign Currency

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. International sales are typically denominated in euros, British pounds, Australian dollars or in U.S. dollars. Since some of our sales internationally are currently priced in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. In the three months ended March 31, 2003 and 2004, we generated approximately 21% and 22% of our revenues, respectively, outside of the United States. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets. Realized and unrealized gains and losses resulting from foreign exchange transactions are netted and included in other expense, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of March 31, 2004, would not have a material impact on the Company’s results of operations for the three months ended March 31, 2004.

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

Investments in fixed rate interest earning financial instruments are subject to interest rate risk and will decrease in value if market interest rates were to increase. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the fair value of the portfolio. If market interest rates were to decline, the interest earned on our investment portfolio would decrease. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three months ended March 31, 2004, would have decreased by less than $58,000. This estimate assumes that the decrease occurred on the first day of the period and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will largely depend on the gross amount of our portfolio.

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

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. Centra plans to participate in this settlement, which is expected to be fully funded by Centra’s insurers. The settlement is subject to finalization and court approval. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

Winstar Bankruptcy Claim

The Company was named as a defendant in an adversary proceeding arising out of the Winstar Communications, Inc. bankruptcy, which converted to a case under Chapter 7 on January 24, 2002. The claim alleged that Centra received a preferential transfer from the Debtor in the amount of $128,650, which amount was payment in full for a software license and maintenance support beginning September 2000. The bankruptcy trustee filed suit against Centra, along with numerous other entities, on April 8, 2003. Centra and the bankruptcy trustee reached an agreement to settle this claim for $15,000 on December 5, 2003. On March 23, 2004, the United States Bankruptcy Court (for the District of Delaware) issued an order approving the settlement.

EdiSync Patent Claim

On August 19, 2003, a complaint was filed against the Company and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. The Company believes it has meritorious defenses and intends to vigorously defend this action. The Company filed a request for re-examination of the patents at issue with the U.S. Patent and Trademark Office as patent counsel to the Company is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. Counsel has advised the Company that it has meritorious defenses and the Company intends to vigorously defend this action.

Employment Claim

A former employee of the Company has filed a complaint with the Massachusetts Commission Against Discrimination alleging the Company discriminated against the employee on the basis of age, race and gender in connection with the employee’s employment with the Company and subsequent termination. The complaint seeks damages in an unspecified amount. The Company intends to file a timely response to the complaint, which it believes is without merit. The Company intends to vigorously defend this action.

Item 2. Changes in Securities and Use of Proceeds

(a)	Use of Proceeds from Sales of Registered Securities

On February 8, 2000, we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. Our net proceeds from the offering were approximately $73.2 million. From the effective date through March 31, 2004, we used approximately $6.5 million for payments of dividends to preferred shareholders, $30.8 million to fund operations, $2.7 million for capital expenditures, $1.7 million for payment of MindLever debt, $3.3 million for the MindLever acquisition and $5.2 million to pay amounts outstanding under our loans. As of March 31, 2004, we had approximately $23.0 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in highly liquid money market accounts and government-backed securities as defined in our current investment policy.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference).

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of Centra Software, Inc. (filed as exhibit 4.2 to our Current Report on Form 8-K filed April 22, 2002).

3.3	Amended and Restated By-Laws (filed as exhibit 3.4 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference).

31.1	Form of Section 302 Certification signed by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Form of Section 302 Certification signed by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Form of Certification signed by Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Form of Certification signed by Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A report on Form 8-K was filed on April 5, 2004 regarding preliminary revenue and earnings results for the quarter ended March 31, 2004

A report on Form 8-K was filed on April 7, 2004 regarding changes in the Company’s certifying accountant

A report on Form 8-K was filed on April 29, 2004 regarding the Company’s earnings release for the three months ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 10, 2004.

Centra Software, Inc.

By:	/s/ Stephen A. Johnson
Stephen A. Johnson Chief Financial Officer, Treasurer, and Secretary (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

(a)	Exhibits

Exhibit	Description
31.1	Form of Section 302 Certification signed by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Form of Section 302 Certification signed by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Form of Certification signed by Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Form of Certification signed by Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002