Form 10-Q
period 2004-06-30
CENTRA SOFTWARE INC
filed 2004-08-06
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2004 was 27,399,472.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	December 31, 2003	June 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$13,357	$10,837
Short-term investments	15,531	19,549
Accounts receivable, net of reserves of $441 and $315 at December 31, 2003 and June 30, 2004, respectively	7,832	4,139
Prepaid expenses	618	897
Other current assets	361	307

Total current assets	37,699	35,729

Property and equipment, at cost:
Computers and equipment	9,601	10,268
Furniture and fixtures	963	1,164
Leasehold improvements	649	675

	11,213	12,107
Less: Accumulated depreciation and amortization	9,549	10,329

	1,664	1,778
Long-term investments	5,888	—
Restricted cash	433	433
Other assets	111	43
Intangible assets, net of amortization	233	—

Total assets	$46,028	$37,983

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,711	$975
Accounts payable	904	1,335
Accrued expenses	6,195	6,037
Deferred revenue	12,340	12,435

Total current liabilities	21,150	20,782

Long-term debt, net of current maturities	553	249

Commitments and contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, $0.001 par value; Authorized-10,000,000 shares, no shares issued at December 31, 2003 and June 30, 2004	—	—
Common stock, $0.001 par value; Authorized-100,000,000 shares as of December 31, 2003 and June 30, 2004;
Issued-27,787,573 shares at December 31, 2003 and 28,133,798 at June 30, 2004; Outstanding-27,047,310 shares at December 31, 2003 and 27,393,535 shares at June 30, 2004	28	28
Additional paid-in capital	112,489	113,069
Accumulated deficit	(88,106)	(96,083)
Deferred compensation	(47)	(2)
Accumulated other comprehensive income	22	1
Treasury stock; 740,263 shares of common stock at December 31, 2003 and June 30, 2004, at cost	(61)	(61)

Total stockholders’ equity	24,325	16,952

Total liabilities and stockholders’ equity	$46,028	$37,983

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
License	$4,613	$2,612	$8,978	$5,143
Software services	2,093	2,630	3,936	5,001
Maintenance and professional services	3,686	4,015	7,161	7,749

Total revenues	10,392	9,257	20,075	17,893

Cost of Revenues:
License	133	54	273	131
Amortization of acquired developed technology	175	58	350	233
Software services	560	593	1,141	1,229
Maintenance and professional services	1,084	1,060	2,115	2,036

Total cost of revenues	1,952	1,765	3,879	3,629

Gross profit	8,440	7,492	16,196	14,264

Operating Expenses:
Sales and marketing	5,488	6,897	10,945	12,052
Product development	2,999	2,817	5,953	5,576
General and administrative	2,236	2,162	4,582	4,140
Restructuring charges	—	547	—	547

Total operating expenses	10,723	12,423	21,480	22,315

Operating loss	(2,283)	(4,931)	(5,284)	(8,051)
Interest income	120	94	228	185
Interest expense	(34)	(12)	(75)	(37)
Other (expense) income, net	(10)	10	5	(74)

Net loss	$(2,207)	$(4,839)	$(5,126)	$(7,977)

Basic and diluted net loss per share	$(0.08)	$(0.18)	$(0.20)	$(0.29)

Basic and diluted weighted average shares outstanding	26,385	27,335	26,231	27,243

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2004
Cash Flows from Operating Activities:
Net loss	$(5,126)	$(7,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,476	1,029
Provision for bad debt	108	(120)
Stock compensation charges	220	15
Changes in assets and liabilities:
Accounts receivable	402	3,735
Prepaid expenses and other current assets	(12)	(181)
Accounts payable	252	427
Accrued expenses	(893)	(159)
Deferred revenue	1,822	141

Net cash used in operating activities	(1,751)	(3,090)

Cash Flows from Investing Activities:
Purchase of property and equipment	(342)	(918)
Purchase of investments	(36,080)	(29,817)
Maturities of investments	22,801	31,689
Other assets	1	25

Net cash (used in) provided by investing activities	(13,620)	979

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	375	610
Proceeds from term loans	255	—
Payments on term loans	(1,000)	(1,040)

Net cash used in financing activities	(370)	(430)

Effect of foreign exchange rate changes on cash and cash equivalents	108	21

Net decrease in cash and cash equivalents	(15,633)	(2,520)
Cash and cash equivalents, beginning of period	25,891	13,357

Cash and cash equivalents, end of period	$10,258	$10,837

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$75	$45

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

Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, risks associated with our ability to successfully execute our strategic plan, the effects of our recent cost-cutting measures on our results of operations, product demand for and market acceptance of our current and future products, our ability to achieve profitability, our ability to execute our marketing, sales and distribution initiatives, the impact of competitive products and pricing, system failures that could disrupt our hosted and Application Service Provider (“ASP”) services, the effect of economic conditions generally on the market for IT spending and for our products, the results of our future research and development activities, reliance on third-party technology, technological difficulties and/or other factors outside our control.

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and more fully in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

(a) Basis of Presentation

The consolidated financial statements include the accounts of Centra and its wholly-owned subsidiaries, Centra Software Europe Limited, which was incorporated in the United Kingdom, Centra Software Securities Corporation, a Massachusetts securities corporation, Centra RTP, Inc., a Delaware corporation, Centra Software Southern Europe SAS, which was incorporated in France and Centra Software Australia Pty. Ltd, which was incorporated in Australia. Centra Software Nordic ApS, which was incorporated in Denmark and included in the consolidated financial statements for the year ended December 31, 2003, was dissolved in February 2004. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements for the three and six months ended June 30, 2003 and 2004 are unaudited, have been prepared on a basis consistent with the December 31, 2003 audited consolidated financial statements, and include normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of these periods. These unaudited interim consolidated financial statements do not include all of the footnote disclosures required in audited financial statements for the full year and, accordingly, should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the entire year or any other period.

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

(c) Revenue Recognition

Centra follows the specific guidelines of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 Software Revenue Recognition, and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and related authoritative literature.

Centra derives its revenues from the sale of software licenses, ASP and hosting services, maintenance (post-contract support) and professional services. Maintenance includes telephone support, error correction or bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Centra executes contracts that govern the terms and conditions of each software license, each ASP and hosting agreement, each maintenance and support arrangement and other professional services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized and thus affect the Company’s results of operations and financial condition.

Centra, generally, licenses its software products on a perpetual basis. Centra applies the provisions of SOP 97-2, as amended by SOP 98-9, to all transactions involving the sale of software products. Centra recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all direct sales to end-users. License sales to distributors or to value-added resellers are recognized when an end-user customer has been identified and all other revenue recognition criteria above have been met. License sales to U.S. government agencies through teaming arrangements with third-party partners are recognized when a signed order from the partner and evidence of a purchase order from the government agency to the partner is received and all other revenue recognition criteria above have been met. The Company does not offer a right of return on its products.

For all sales, except those to U.S. government agencies as described above, Centra uses a binding purchase order and/or a signed sales order and a signed license or service agreement as evidence of an arrangement. For arrangements with multiple elements (for example: the sale of a product license along with the sale of maintenance and support, training and consulting to be delivered later), Centra allocates revenue to each component of the arrangement using the residual value method. Under the residual method, revenue is recognized in a multiple element arrangement in which vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Centra defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of shipment or when all other revenue recognition criteria have been met. Vendor-specific objective evidence of fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Vendor-specific objective evidence of fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.

At the time of the transaction, Centra assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. Billings to customers are generally due within 30 to 90 days. However, in certain circumstances, Centra has offered extended payment terms greater than 90 days but less than 365 days to certain customers for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into larger scale license arrangements with us. Centra believes that it has sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time the product is delivered. In addition, Centra assesses whether collection is probable based on the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s SEC filings. Creditworthiness for transactions to existing customers is assessed through a review of their prior payment history. Centra does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company will defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of payment.

Revenues from start-up fees associated with our ASP service are recognized over the contract period or estimated life of the ASP relationship, whichever is greater. Revenues related to ASP services are recognized ratably on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues for hosting services are recognized ratably on a straight-line basis over the term that the hosting services are provided. Also, in instances where Centra hosts a customer’s purchased software on our server and network, Centra provides the customer a copy of the software in addition to one that is kept on the Centra server and recognizes the license revenue for the purchased software in accordance with our revenue recognition policy for licensed software as discussed above and in accordance with EITF 00-3, Application of SOP 97-2 to Arrangements that Include the Rights to Use Software Stored on Another Entity’s Hardware.

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

(d) Stock-Based Compensation

The Company grants stock options to its employees and outside directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of the Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and has elected the disclosure-only alternative under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123. The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options. The following table illustrates the effect on net loss and loss per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss, as reported	$(2,207)	$(4,839)	$(5,126)	$(7,977)
Add back: Stock-based compensation included in net loss, as reported	113	—	220	15
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,336)	(1,066)	(2,763)	(2,291)

Pro forma net loss	$(3,430)	$(5,905)	$(7,669)	$(10,253)

Basic and diluted net loss per share
As reported	$(0.08)	$(0.18)	$(0.20)	$(0.29)
Pro forma	$(0.13)	$(0.22)	$(0.29)	$(0.38)

The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and directors using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Risk free interest rate	2.6%	3.3%	2.5% – 2.9%	3.1% – 3.3%
Expected dividend yield	—	—	—	—
Expected lives	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	94%	77%	94% – 95%	77% – 81%
Weighted average fair value of options granted during the period	$1.03	$1.99	$0.98	$2.08

(e) Cash, Cash Equivalents and Short-Term and Long-Term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts. Centra considers investments purchased with maturities at the balance sheet date of more than three months but less than 12 months to be short-term investments and investments purchased with maturities at the balance sheet date of 12 months or more to be long-term investments. Centra accounts for its short-term and long-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximated fair market value at June 30, 2004. Cash, cash equivalents and short-term and long-term investments consisted of the following at December 31, 2003 and June 30, 2004 (in thousands):

	December 31, 2003	June 30, 2004
Cash, cash equivalents and short-term investments:
Cash	$3,489	$2,972
Money market accounts	9,868	7,865
Government bonds (average 276 and 154 days remaining to maturity at December 31, 2003 and June 30, 2004, respectively)	15,531	19,549

Total cash, cash equivalents and short-term investments	28,888	30,386
Long-term investments:
Federal agency notes (average 429 days remaining to maturity at December 31, 2003)	5,888	—

Total cash, cash equivalents, short-term and long-term investments	$34,776	$30,386

(f) Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are net loss and foreign currency translation adjustment and are as follows for the three and six months ended June 30, 2003 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss	$(2,207)	$(4,839)	$(5,126)	$(7,977)
Foreign currency translation adjustment	7	(27)	27	(21)

Comprehensive loss	$(2,200)	$(4,866)	$(5,099)	$(7,998)

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

Basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss attributable to common stockholders	$(2,207)	$(4,839)	$(5,126)	$(7,977)

Basic and diluted shares:
Weighted average shares of common stock outstanding	26,402	27,335	26,248	27,243
Less: Weighted average shares subject to repurchase	(17)	—	(17)	—

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	26,385	27,335	26,231	27,243

Basic and diluted net loss per share	$(0.08)	$(0.18)	$(0.20)	$(0.29)

Options issued and outstanding to purchase a total of 6,401,000 and 7,350,874 common shares have not been included in the computation of diluted net loss per share as of June 30, 2003 and 2004, respectively. These shares are considered anti-dilutive, as Centra has recorded a net loss for all periods presented.

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

Centra operates solely in one segment; the development, sales and marketing of software products and related services. Centra’s revenues by geographic area are as follows (based on location of customer):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
United States	79%	78%	78%	78%
Europe	13%	11%	14%	13%
Other	8%	11%	8%	9%

There are no significant long-lived assets located outside of the United States.

(3) Significant Customer

No one customer accounted for more than 10% of total revenues during the three and six-month periods ended June 30, 2003 and 2004. No one customer equaled more than 10% of the Company’s accounts receivable at December 31, 2003 and one customer represented 11.6% of the June 30, 2004 accounts receivable balance.

(4) Commitments and Contingencies

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. On June 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has not yet ruled on this motion. Centra plans to participate in this settlement, which will be fully funded by Centra’s insurers. The settlement is subject to finalization and court approval. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

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

Employment Claim

On April, 13, 2004, a former employee of the Company filed a complaint with the Massachusetts Commission Against Discrimination alleging the Company discriminated against the employee on the basis of age, race and gender in connection with the employee’s employment with the Company and subsequent termination. The complaint seeks remedies including damages in an unspecified amount. The Company has filed a response to the complaint, which it believes is without merit. The Company intends to vigorously defend this action.

Software Indemnifications

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

(5) Restructuring Charges

We incurred severance charges of $1.2 million for the year ended December 31, 2003, related to the retirement of our former president and chief operating officer in October 2003 and a restructuring of the leadership of the sales, marketing and eBusiness operations teams during the fourth quarter of 2003. The severance charges consist of salary payments, and health insurance and other benefits that continue during the severance period. The accrued and unpaid balance of these charges at December 31, 2003 was $991,000. During the six months ended June 30, 2004, we paid $619,000 in severance benefits related to the above resulting in a remaining accrual balance of $372,000 at June 30, 2004, which we expect to pay out in the remainder of 2004. We do not expect to incur any additional charges related to the events that occurred in 2003.

In June 2004, we incurred severance charges of $547,000 related to a reduction in our worldwide workforce of 15% and the closing of the Company’s product development facility in Morrisville, North Carolina. The severance charges consist of severance payments, health benefits and outplacement services. All employees had been informed of their termination benefits at June 30, 2004. The accrued and unpaid amount of these charges at June 30, 2004 was $459,000, which we expect to pay out in the remainder of 2004. Additionally, we expect to expense in the third quarter ending September 30, 2004 and pay up to $279,000 in severance payments and facility closing expenses through May 2005, of which $169,000 is for severance benefits for terminated positions that continue to be employed during a transition period ending September 30, 2004 and $110,000 for facility closing expenses upon the closure of the development facilities which will be paid monthly until the existing lease expires in May 2005.

(6) Subsequent event

On July 30, 2004, Centra extended the lease for its worldwide headquarters and operational facilities located in Lexington, Massachusetts. The original lease, which would have expired on June 30, 2005, was extended 36 months and now expires on June 30, 2008. The minimum payments under the existing lease and the lease extension are $996,000, $1,049,000, $1,103,000 and $565,000 for fiscal years 2005, 2006, 2007 and 2008, respectively.

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

Overview

We are a leading provider of application software, services and solutions for online business communications and collaboration. Our products and services augment operational business processes to enable real-time, group-oriented human interaction over corporate networks and the Internet. These real-time, “live” group sessions can range from ad hoc, one-on-one online meetings to highly interactive, structured, collaborative learning sessions to prescheduled Web seminars for larger audiences and are key elements to business processes that include collaborative learning, Web marketing, online selling and other interactive activities. We integrate these real-time, “live” group sessions with: (1) workflow tools we have developed such as desktop integration software; (2) professional services capabilities that we or others provide, such as content development and (3) leading third-party enterprise software suites such as customer relationship management systems. Furthermore, our products and services support content and user management around the online session to integrate more tightly with these strategic processes across the extended enterprise. Our customers use Centra’s products and solutions to accelerate product introductions, deliver hands-on deployment of software applications, effect change-management initiatives, expand training and certification to employees and external channel partners, facilitate customer interaction and online selling and support project management activities. In addition, we offer consulting, education and support services that enable our customers to successfully implement, deploy and support our products and solutions throughout their organizations.

Our products are available as packaged software applications, hosted services, and through our application service provider, or ASP, offerings. Based on a common collaboration framework, our products and services support a wide range of convenient business interactions online, including real-time virtual learning, large scale Web conferences and live, interactive Web meetings. Each real-time collaboration interface includes capabilities for Voice-Over-Internet-Protocol, or VoIP, audio, Web-based video, software application sharing, real-time data exchange, and facilities for session recording and playback. These products and services allow organizations to increase the productivity of their members and enhance the effectiveness of knowledge transfer while reducing travel, facilities and telecommunications costs.

At the end of 2003, we conducted a thorough and critical evaluation of the collaboration marketplace and our competitive position. Following this evaluation, we decided to implement a new business strategy focused on growing our leadership position in the collaborative learning market segment of application software, services and solutions for online business communications and collaboration, and leverage that leadership to increase penetration of other collaboration market segments and to broaden usage of our products throughout the enterprise with the goal of significantly growing our annual revenues and achieving profitability. In furtherance of these objectives, we developed a plan to spend an additional $8 million in 2004 over our 2003 expenditure rate for sales and marketing to develop new channel partnerships, enhance our relationships with existing customers, expand international operations, implement new initiatives that improve sales execution and consistency and attract new customers with targeted messaging, print advertising, public relations efforts and lead generation marketing programs. In addition, we have started to realign the field sales representative territories to geographic areas with the highest concentration of our target customers (Global 5000 companies, government agencies and higher education institutions), introduce new enterprise multi-year subscription pricing and focus our sales and marketing efforts toward developing and selling, on an enterprise-wide basis, specialized applications, or solutions, that increase sales effectiveness, improve collaborative learning and accelerate enterprise application rollouts and customer acquisition initiatives. However, our strategic initiatives will take time to translate into higher revenues and profitability, and our results in the first half of 2004 were below our initial expectations due to the size and quality of our sales pipeline of opportunities at the beginning of 2004. We now anticipate that it will take longer than we previously thought before we begin to see significant annual revenue growth as a result of our efforts. Therefore, during the quarter ended June 30, 2004, we decided to scale back our planned increases in sales and marketing expenses until such time as our new solutions begin to achieve market acceptance, and we implemented initiatives to reduce our costs by $3 million to $4 million annually by closing our development facility in North Carolina and reducing our worldwide workforce by 15%. We will continue to review and assess our execution of our strategic plan during 2004, and we may make adjustments in the level of our expenditures and investment as may be necessary until such time as we determine whether our new sales strategy will yield the desired results. However, we can give no assurance that we will achieve our strategic objectives, including successfully developing our solutions and effectively marketing them to our target customers. See “Factors That Could Affect Future Results – We may not successfully execute our strategic plan.”

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

Centra’s critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2003, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” We have reviewed those policies and determined that they remain our critical accounting policies for the six months ended June 30, 2004. We did not make any changes to those policies during this period.

Results of Operations

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Consolidated Statements of Operations Data:
Revenues:
License	44%	28%	45%	29%
Software services	20	28	19	28
Maintenance and professional services	36	44	36	43

Total revenues	100	100	100	100

Cost of Revenues:
License	1	1	1	1
Amortization of acquired developed technology	2	1	2	1
Software services	5	6	6	7
Maintenance and professional services	11	11	10	11

Total cost of revenues	19	19	19	20

Gross profit	81	81	81	80

Operating Expenses:
Sales and marketing	53	75	55	68
Product development	29	30	30	31
General and administrative	21	23	22	23
Restructuring charges	—	6	—	3

Total operating expenses	103	134	107	125

Operating loss	(22)	(53)	(26)	(45)
Other income, net	1	1	1	—

Net loss	(21)%	(52)%	(25)%	(45)%

Comparison of three months ended June 30, 2003 and 2004

Revenues. Total revenues decreased by $1.1 million, or 11%, to $9.3 million for the three months ended June 30, 2004, from $10.4 million for the three months ended June 30, 2003. The decrease resulted from a decline in software license revenue offset by an increase in both software services revenues and maintenance and professional services revenues.

•	Software license revenue decreased by $2.0 million, or 43%, to $2.6 million for the three months ended June 30, 2004, from $4.6 million for the three months ended June 30, 2003. The decrease was primarily attributable to the effects of the change in our strategy towards selling solutions, and other changes implemented during the first and second quarters of 2004 to transition the sale force to support this new strategy, the result of which had a disruptive and negative impact on the ability of our sales force to complete sales during the quarter. Additionally, to a lesser extent, the decrease resulted from our decision to begin offering our new enterprise-wide, multi-year subscription pricing program in the second quarter to existing customers, which caused some in-process sales to those customers for the second quarter to be delayed to subsequent quarters as they evaluated the new pricing program. We expect that the transition to our new sales strategy will be ongoing over the next several quarters; however, we believe license revenue will grow during the second half of the year compared to the first half, based on penetrating existing and developing new accounts in an effort to sell enterprise-wide solutions, and to a lesser extent, based on sales of our new Enterprise Advantage subscription based price offering which we announced in the second quarter. Also, we believe that the investments we made in sales and marketing during the first half of 2004 will begin to yield positive results as the migration towards our new strategy gains momentum throughout the balance of 2004. Our decision to offer enterprise-wide, multi-year licenses could have a short-term effect on our license revenues, in that our license revenue under such an arrangement would be recognized ratably over the subscription term of the license instead of being recognized upon shipment. However, at this time we cannot determine how significant this effect might be. We can give no assurance that the transition to our new sales strategy of selling solutions will be completed this year, that the sales force will be effective in selling solutions, whether the expanded version of the solutions will be available to sell this year, whether customers will buy these solutions once they are available and whether our new Enterprise Advantage subscription based price offering will be attractive to customers. See “Factors That Could Affect Future Results – We may not successfully execute our strategic plan.” Software license revenue represented 28% and 44% of total revenues for the three months ended June 30, 2004 and 2003, respectively.

•	Software services revenues, which include our ASP and hosting services, increased by $537,000, or 26%, to $2.6 million for the three months ended June 30, 2004, from $2.1 million for the three months ended June 30, 2003. Approximately $300,000 of the increase resulted from prior unused and expired ASP minutes related to one customer account which was recorded as revenue in the second quarter ending June 30, 2004. In addition, the increase was also attributable to an increase in usage of our ASP service, increased ASP subscription sales, including growth in Europe and Australia, and growth in the number of ASP accounts added while ASP subscription renewal rates remained constant. In the future, we expect that the number of new ASP accounts added in a quarter will increase, and the ASP subscription renewal rate to remain constant. We believe a significant percentage of our customers will prefer to purchase an ASP service to lower their initial purchase cost and/or to provide greater flexibility of an outsourced service which does not require the customer to maintain an IT infrastructure or have available IT resources to deploy as compared with software licenses installed on a customer’s premises. In addition, we expect the average ASP subscription rates per seat and time based usage price points to decline over time due to increased competition. As a result, we believe software service revenues will remain constant or grow slightly in future quarters. However, we can give no assurances that we will continue to achieve similar rates of ASP renewals or that our ASP service revenues will grow in future periods. Software services revenues represented 28% and 20% of total revenues for the three months ended June 30, 2004 and 2003, respectively.

•	Maintenance and professional services revenues, which includes our maintenance and support, consulting and education services, increased by $329,000, or 9%, to $4.0 million for the three months ended June 30, 2004, from $3.7 million for the three months ended June 30, 2003. The increase was primarily attributable to an increase in maintenance revenue as the result of a 15% increase in the dollar amount of renewals of our annual maintenance and support contracts reflecting a higher installed base of license users. In addition, consulting and education services revenues increased over the same quarter of 2003 due to longer client engagements resulting in higher productivity rates of our consulting personnel and an increase in sales of technical consulting work which bills at a higher rate as compared to general business consulting. We expect total maintenance and professional services revenues to continue to increase in future periods as our installed base of license users grows and new maintenance contracts are added. The rate of the increase may vary from period to period, depending primarily upon the value of new maintenance contracts added. Any increases may be offset by non-renewals of maintenance contracts. Maintenance and professional services revenues represented 44% and 36% of total revenues for the three months ended June 30, 2004 and 2003, respectively.

Cost of license revenue. Our costs of license fees are driven by the amount of products sold. They consist of royalty fees paid to third-parties and costs for fulfillment and materials. Cost of license revenues decreased by $79,000, or 59%, to $54,000 for the three months ended June 30, 2004, from $133,000 for the three months ended June 30, 2003. The decrease was attributable to lower fixed royalty costs due to the fulfillment of royalty obligations with one vendor and, to a lesser extent, lower variable royalty costs resulting from a lower amount of license revenues for the quarter compared with the same quarter last year. Since a portion of our license costs represent royalties that we pay to third-parties on a per unit rate of product sold, primarily on server units, we expect that cost of license revenues will vary in the future based upon the unit volume of products sold and to the extent that we incorporate additional third-party technologies into our products and solutions. Cost of license revenues was 2% of license revenues for the three months ended June 30, 2004 and 3% of license revenues for the three months ended June 30, 2003.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which is being amortized over a three-year estimated useful life. Amortization of acquired developed technology declined $117,000 to $58,000 for the three months ended June 30, 2004, from $175,000 for the three months ended June 30, 2003. No further amortization costs will be incurred as the asset has been fully amortized.

Cost of software services revenues. Our cost of software service revenues includes (1) salaries and related expenses for our ASP and hosted services organizations, (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing these services, (3) a technical support allocation consisting primarily of a portion of our technical support expenses that is attributable to providing such support to our ASP customer base and (4) direct costs related to our hosting and ASP service offerings. Cost of software services revenues increased by $33,000 to $593,000 for the three months ended June 30, 2004, from $560,000 for the three months ended June 30, 2003. The increase was due to (1) a higher percentage of total support costs allocated to ASP technical support based on growth in customer call volume, (2) an increase in teleconferencing expenses, and (3) an increase in costs directly related to the ASP service as a result of increased server usage and the subsequent increase in usage fees. Cost of software services revenues was 23% and 27% of software services revenues for the three months ended June 30, 2004 and 2003, respectively, reflecting the growth in software services revenues combined with a proportionally lower amount of ASP service costs incurred during the quarter attributed to the expanded server capacity achieved with our latest product release, Centra 7.0 in June of 2003. We expect that the cost of software services revenues will increase in absolute dollars to the extent that usage increases and we continue to expand the capacity of our ASP service beyond its current capacity to meet demand and as we incur initial set up costs to outsource first level (help desk) technical support for our ASP service to a third party.

Cost of maintenance and professional services revenues. Our cost of maintenance and professional services revenues includes (1) salaries and related expenses for our consulting, education and technical support services organizations and (2) an overhead allocation consisting primarily of that portion of facilities, communications and depreciation expenses that is attributable to providing these services. Cost of maintenance and professional services revenues decreased by $24,000 to $1.1 million for the three months ended June 30, 2004. The decrease was primarily related to (1) a decline in headcount related expenses due to a decrease in technical resources headcount in both the U.S. and in Europe and (2) a decrease in depreciation charges as assets became fully depreciated faster than the replacement rate of older assets. Cost of maintenance and professional services revenues was 26% and 29% of maintenance and professional services revenues for the three months ended June 30, 2004 and 2003, respectively, reflecting the growth in higher margin maintenance services as compared to consulting and education services, as well as an improvement in the gross margin for consulting and education services. We anticipate that the cost of maintenance and professional services revenues will increase in subsequent quarters in 2004 as we intend to add additional professional services personnel to support an increased backlog of consulting work and expected growth in overall sales of consulting services.

Sales and marketing expenses. Sales and marketing expenses increased by $1.4 million, or 26% to $6.9 million for the three months ended June 30, 2004, from $5.5 million for the three months ended June 30, 2003. The increase was due to (1) increased investment in marketing programs, principally advertising and, to a lesser extent, public relations and channel marketing activities, to support our new sales strategy, (2) an increase in headcount related expenses resulting from the hiring of several new managers in sales and marketing during the first six months of 2004, (3) an increase in commissions and bonuses due to a higher sales commission rate for the period and (4) severance charges related to the termination of several sales employees as part of the transition of our sales organization towards developing the capabilities to sell solutions. Partially offsetting these increases were reductions in spending for consulting and travel, and a reduction in the net cost of our annual User Conference event held in May, 2004 due to an increase in the amount of fees received from participants and sponsors attending it and a reduction in the provision for bad debt as the result of a lower amount of accounts receivables at June 30, 2004. Sales and marketing expenses were 75% and 53% of total revenues for the three months ended June 30, 2004 and 2003, respectively. We had previously announced that we expected sales and marketing expenses for 2004 to be approximately $8 million higher than in 2003. However, at this time we expect sales and marketing expenses to decline in subsequent quarters of 2004, because (i) as we have completed our initial marketing programs related to our new business strategy and delayed other programs, (ii) we expect decreased salary and salary-related costs for the remainder of 2004 as a result of our workforce reductions implemented in the second quarter and (iii) we incurred costs related to our annual User Conference which occurs only in the second quarter of each year.

Product development expenses. Product development expenses decreased by $182,000, or 6%, to $2.8 million for the three months ended June 30, 2004, from $3.0 million for the three months ended June 30, 2003. The decrease was primarily attributed to (1) lower salary and salary related expenses as a result of closing our development facility in North Carolina and the subsequent reduction in headcount related thereto and (2) a decline in translation costs from the same period last year as a higher amount of third-party translation services were utilized in the second quarter of 2003 in conjunction with the product release of Centra 7.0 in June 2003. Product development expenses were 30% and 29% of total revenues for the three months ended June 30, 2004 and 2003, respectively. We expect product development expenses to decline in the third and fourth quarters of 2004 reflecting ongoing cost savings from the facility closing and the reduction in the development workforce as a result thereof.

General and administrative expenses. General and administrative expenses decreased by $74,000, or 3%, to $2.2 million for the three months ended June 30, 2004. The decrease was related to several factors including (1) a decrease in executive salaries and bonuses over the same period last year, (2) a decline in depreciation expense, (3) cost savings on the renewal of liability insurance for officers and directors and (4) lower headcount related expenses as a result of the reduction in workforce implemented in June 2004. Partially offsetting these reductions were increases in legal, audit and consulting expenses to comply with the Sarbanes-Oxley Act of 2002 and with defending certain legal proceedings (see note 4 – Commitment and Contingencies under Notes to the Unaudited Consolidated Financial Statements above). General and administrative expenses were 23% and 21% of total revenues for the three months ended June 30, 2004 and 2003, respectively. We expect general and administrative expenses to remain flat or decline slightly over the next two quarters, primarily as a result of ongoing cost savings from the reduction in workforce implemented in the second quarter of 2004.

Restructuring charges. During the second quarter of 2004, we incurred restructuring charges related to the June 8, 2004 closing of our product development facility located in Morrisville, North Carolina and the subsequent workforce reduction, primarily product development personnel related thereto, along with the June 30, 2004 worldwide workforce reduction that mostly affected sales and marketing and general and administrative personnel. In total, we reduced headcount by approximately 15%, or 40 employees worldwide and we incurred restructuring charges of $547,000 for the three months ended June 30, 2004 related to these workforce reduction actions. The charges consist primarily of severance payments, health benefits and outplacement services. Additionally, we expect to expense in the third quarter ending September 30, 2004 and pay up to $279,000 in severance payments and facility closing expenses through May 2005, of which $169,000 is for severance benefits for terminated positions that continue to be employed during a transition period ending September 30, 2004 and $110,000 for facility closing expenses upon the closure of the development facilities which will be paid monthly until the existing lease expires in May 2005.

Interest income. Interest income decreased by $26,000 to $94,000 for the three months ended June 30, 2004, from $120,000 for the three months ended June 30, 2003. Interest income consists of interest on our cash, cash equivalents and short-term investments. The decrease reflects declines in the balances of cash, cash equivalents and short-term investments.

Other income or expense, net. Other income or expense, net, changed by $20,000 as the result of changes in net foreign exchange gains and losses.

Comparison of six months ended June 30, 2003 and 2004

Revenues. Total revenues decreased by $2.2 million, or 11%, to $17.9 million for the six months ended June 30, 2004, from $20.1 million for the six months ended June 30, 2003. The decrease was the result of a decline in software license revenue of approximately $3.8 million, or 43%, from the corresponding period of 2003, which was partially offset by an increase in both software services and maintenance and professional services revenues.

•	Software license revenue decreased by $3.8 million, or 43%, to $5.1 million for the six months ended June 30, 2004, from $8.9 million for the six months ended June 30, 2003. The decrease was attributable to the effects of the change in our sales strategy and the subsequent negative and disruptive impact this change had on our sales force’s ability to complete sales during the first six months of 2004 as well as the size and quality of the sales pipeline of opportunities at the beginning of 2004. Software license revenue represented 29% and 45% of total revenues for the six months ended June 30, 2004 and 2003, respectively.

•	Software services revenues, which include our ASP and hosting services, increased by $1.1 million, or 27%, to $5.0 million for the six months ended June 30, 2004, from $3.9 million for the six months ended June 30, 2003. The increase resulted from the recognition of revenue related to expired ASP minutes on one customer contract during the second quarter of 2004, an increase in ASP usage and subscription sales as well as increased ASP sales in Europe and Australia over the past several quarters. Software services revenues represented 28% and 19% of total revenues for the three months ended June 30, 2004 and 2003, respectively.

•	Maintenance and professional services revenues, which includes our maintenance and support, consulting and education services, increased by $588,000, or 8%, to $7.7 million for the six months ended June 30, 2004, from $7.2 million for the six months ended June 30, 2003. The increase was attributable to continued strong renewal rates on our annual maintenance and support contracts. Maintenance and professional services revenues represented 43% and 36% of total revenues for the three months ended June 30, 2004 and 2003, respectively.

Cost of license revenue. Cost of license revenues decreased by $142,000, or 52%, to $131,000 for the six months ended June 30, 2004, from $273,000 for the six months ended June 30, 2003. The decrease was attributable to lower fixed royalty costs due to the fulfillment of obligations with one vendor, and to a lesser extent, lower variable royalty costs due to the decline in license revenue for the first six months of 2004 as compared to the same period a year ago. Cost of license revenues was 3% of license revenues for both the six months ended June 30, 2004 and June 30, 2003.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which is being amortized over a three-year estimated useful life. Amortization of acquired developed technology was $233,000 for the six months ended June 30, 2004 and $350,000 for the six months ended June 30, 2003. No further amortization costs will be incurred as the asset has been fully amortized.

Cost of software services revenues. Cost of software services revenues increased by $88,000 to $1.2 million for the six months ended June 30, 2004, from $1.1 million for the six months ended June 30, 2003. The increase was due to a higher percentage of total support costs allocated to ASP technical support based on growth in customer call volume and an increase in teleconferencing costs related to one customer account. Cost of software services revenues was 25% and 29% of software services revenues for the six months ended June 30, 2004 and 2003, respectively.

Cost of maintenance and professional services revenues. Cost of maintenance and professional services revenues decreased by $79,000 to $2.0 million for the six months ended June 30, 2004, from $2.1 million for the six months ended June 30, 2003. The decrease was due primarily to a decline in salary and related expenses as the amount of technical resources in both the U.S. and Europe declined, and a decrease in depreciation charges as assets became fully depreciated faster than the replacement rate of older assets. Cost of maintenance and professional services revenues was 26% and 30% of maintenance and professional services revenues for the six months ended June 30, 2004 and 2003, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $1.1 million, or 10% to $12.0 million for the six months ended June 30, 2004, from $10.9 million for the six months ended June 30, 2003. The increase was due to a larger investment in our advertising and marketing partner programs, an increase in headcount related expenses attributable to the hiring of several new managers, an increase in partner referral fees and an increase in severance charges. Offsetting these increases were reductions in sales commissions and bonuses due to lower sales and a lower sales commission rate during the first quarter of 2004, a reduction in the provision for bad debt reflecting a lower amount of accounts receivables at June 30, 2004, and a reduction in the net cost of our annual User Conference event held in May 2004 due to an increase in the amount of fees received from participants and sponsors attending it. Sales and marketing expenses were 68% and 55% of total revenues for the six months ended June 30, 2004 and 2003, respectively.

Product development expenses. Product development expenses decreased by $377,000, or 6%, to $5.6 million for the six months ended June 30, 2004, from $6.0 million for the six months ended June 30, 2003. The decrease was primarily due to declines in headcount related expenses and translation costs. Product development expenses were 31% and 30% of total revenues for the six months ended June 30, 2004 and 2003, respectively.

General and administrative expenses. General and administrative expenses decreased by $442,000, or 10%, to $4.1 million for the six months ended June 30, 2004, from $4.6 million for the six months ended June 30, 2003. The decrease was primarily the result of reductions in bonuses related to quarterly company performance in the first quarter of 2004, and a decline in employment fees over the first quarter of 2003. General and administrative expenses were 23% and 22% of total revenues for the three months ended June 30, 2004 and 2003, respectively.

Interest income. Interest income decreased by $43,000 to $185,000 for the six months ended June 30, 2004, from $228,000 for the six months ended June 30, 2003. Interest income consists of interest on our cash, cash equivalents and short-term investments. The decrease reflects declines in the balances of cash, cash equivalents and short-term investments.

Interest expense. Interest expense decreased by $38,000 to $37,000 for the six months ended June 30, 2004, from $75,000 for the six months ended June 30, 2003. The decrease was due to a reduction in interest on our term loans as the result of a decrease in the bank’s prime interest rate and a decrease in the balances outstanding on our long-term debt.

Other income or expense, net. Other income or expense, net, changed by $79,000 to reflect a net loss of $74,000 for the six months ended June 30, 2004, from a net income of $5,000 for the six months ended June 30, 2003, as the result of changes in net foreign exchange gains and losses.

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents of $10.8 million and short-term investments of $19.5 million, a decrease of $2.5 million of cash and cash equivalents from $13.4 million at December 31, 2003, and an increase of $4.0 million of short-term investments from $15.5 million as of December 31, 2003. The net combined increase of $1.5 million for cash, cash equivalents and short-term investments for the six-month period ended June 30, 2004, resulted primarily from the maturity of $5.9 million in long-term investments to short-term investments during the first quarter of 2004, partially offset by $3.1 million of cash used to fund operations and $1.0 million of cash used to repay term loans. Our working capital as of June 30, 2004 was $14.9 million, compared to $16.5 million as of December 31, 2003.

Cash used in operating activities was $3.1 million for the six months ended June 30, 2004, primarily due to a net loss of $8.0 million, a $159,000 decrease in accrued expenses, a $181,000 increase in prepaid expenses, principally insurance, and a decline in the provision for bad debt of $120,000, partially offset by a decrease in accounts receivable of $3.7 million, non-cash expenses of $1.0 million, and increases of $427,000 and $141,000 in accounts payable and deferred revenue, respectively. Cash used in operating activities was $1.8 million for the six months ended June 30, 2003, primarily due to a net loss of $5.1 million, partially offset by an increase in deferred revenue of $1.8 million and non-cash expenses of $1.8 million.

Cash provided by investing activities was $979,000 for the six months ended June 30, 2004. Investing activities consisted primarily of maturities of marketable securities of $31.7 million offset by purchases of short-term marketable securities of $29.8 million and purchases of $918,000 of property and equipment to support current operations. Cash used in investing activities was $13.6 million for the six months ended June 30, 2003. Investing activities consisted of purchases of short-term marketable securities of $36.1 million and purchases of property and equipment to support current operations of $342,000, offset by maturities of short-term marketable securities of $22.8 million.

Cash used in financing activities was $430,000 for the six months ended June 30, 2004, related to $1,040,000 in principal payments made on our equipment line of credit/term loan facility, partially offset by $610,000 of receipts from the issuance of common stock under the employee stock purchase plan or from the exercise of stock options during the period. Cash used in financing activities was $370,000 for the six months ended June 30, 2003 related to payments made on our equipment line of credit/term loan facility of $1.0 million, partially offset by receipts of $375,000 from the issuance of common stock in connection with the employee stock purchase plan or from the exercise of stock options and $255,000 in proceeds from drawings under our equipment line of credit/term loan facility during the six months ended June 30, 2003.

At June 30, 2004, $1.2 million in term loans under a previous equipment line of credit was outstanding, compared to $2.3 million outstanding at December 31, 2003. Of the total outstanding, $375,000 is payable in equal monthly principal installments of $125,000 per month plus interest. Interest is payable monthly based on the prime rate (4.5% at June 30, 2004) plus 0.5%. The remaining outstanding amount of $849,000, representing three separate loan advances, is payable in fixed monthly payments of principal and interest of $35,000, $9,000 and $8,000, maturing at different times through June 2006. Interest was charged at prime plus 0.5% at the initiation of each of the loan advances, or 5.25%, 4.75% and 4.75%, respectively. All of Centra’s assets are pledged as security for the borrowings. The current amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and investments of $25 million and to hold 25% of the Company’s cash, cash equivalents and investments in operating, deposit and investment accounts at the bank. At June 30, 2004, the Company was in compliance with the covenants under the equipment line of credit and the availability for borrowings under the current line has been fully used.

Capital expenditures totaled $918,000 and $342,000 for the six months ended June 30, 2004 and 2003, respectively. Our capital expenditures consisted of purchases of assets to manage our internal operations and our ASP service, including computer hardware and software. Purchases of computer equipment represent the largest component of our capital expenditures. We expect to continue to make capital expenditures throughout the year as we continue to enhance our ASP service infrastructure and improve our internal information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with bank equipment loans.

Days sales outstanding, or DSO (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at June 30, 2004 was 40 days, a decrease of 19 days compared to our DSO as of December 31, 2003. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable and DSO balances may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customer’s payment cycle. Historically, international customers and resellers pay at a slower rate than domestic customers. An increase in revenue generated from international customers and resellers may increase our DSO and accounts receivable balances. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

The Company incurred restructuring and severance charges of $1.2 million for the year ended December 31, 2003, related to the retirement of our former president and chief operating officer in October 2003 and a restructuring of the leadership of the sales, marketing and business operations teams during the fourth quarter of 2003. The restructuring and severance charges consisted of salary payments, and health insurance and other benefits that continue during the severance period. The accrued and unpaid balance of these charges at December 31, 2003 was $991,000. During the six months ended June 30, 2004, we paid $619,000 in severance benefits related to the above resulting in an accrual balance remaining of $372,000 at June 30, 2004, which we expect to pay out during the remainder of 2004.

The Company incurred restructuring charges of $547,000 in the three months ended June 30, 2004 related to the closing of the Company’s product development facility in Morrisville, North Carolina and a reduction in workforce of approximately 15% both of which were effected in June 2004. The restructuring charges consisted of salary payments, and health insurance and other benefits that continue during the severance period. The accrued and unpaid balance of these charges at June 30, 2004 was $459,000, which we expect to pay out over the remainder of 2004. Additionally, we expect to expense in the third quarter ending September 30, 2004 and pay up to $279,000 in severance payments and facility closing expenses through May 2005, of which $169,000 is for severance benefits for terminated positions that continue to be employed during a transition period ending September 30, 2004 and $110,000 for facility closing expenses upon the closure of the development facilities which will be paid monthly until the existing lease expires in May 2005.

Over the past two years, in response to business challenges and economic conditions, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. This has resulted in a decrease in our cash used in operations; however, as of June 30, 2004 we still use more cash to operate our business than we generate in revenues. As discussed above, we anticipate that our overall operating expenses in the second half of 2004 will decline reflecting the reduction in costs for some areas, such as sales and marketing and product development, while costs in other areas, such as cost of software services and cost of maintenance and professional services will increase as our service businesses continue to grow. We anticipate that such operating expenses, along with capital expenditures, will constitute the most significant use of our cash resources. However, if we have the opportunity, we may also use our cash resources to fund acquisitions or investments in complementary businesses, technologies, products or services. We believe that our existing cash, cash equivalents and short-term investments, which totaled $30.4 million at June 30, 2004, will be sufficient to meet our anticipated cash requirements for operating expenses, capital expenditures and any strategic efforts for at least the next 12 months. However, thereafter we may need to raise additional funds to support our operations, particularly if our strategic sales and marketing efforts do not produce the desired results. We might also need to seek additional financing if we were to identify a strategic opportunity that required more cash than we had available at such time. If we did seek to raise additional funds, though, we may not be able to obtain them on terms that are favorable or acceptable to us. See “Factors That Could Affect Future Results—We may require additional funds” in this Item 2.

Commitments and Contingencies

As of June 30, 2004, our primary financial commitments consisted of obligations outstanding under long-term debt, operating leases and other contractual obligations. In our Annual Report on Form 10-K for the year ended December 31, 2003, we included under the heading “Commitments and Contingencies” a table setting forth the Company’s commitments and contingencies as of that date.

Factors That Could Affect Future Results

As defined under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain “forward-looking statements” regarding future events, including but not limited to statements about the beliefs and expectations of management regarding the Company’s future performance, the Company’s strategic initiatives, its ability to achieve and maintain a leadership position in real-time conferencing and collaboration, demand for the Company’s software services and management’s goals and objectives regarding future results of operations. These statements reflect management’s beliefs and expectations as of the date of this report, and involve risk and uncertainties that may cause actual results, events and performance to differ materially. These risk factors include, but are not limited to: risks associated with our ability to successfully execute our strategic plan, the effects of our recent cost-cutting measures on our results of operations, product demand for and market acceptance of our current and future products, our ability to achieve profitability, our ability to execute our marketing, sales and distribution initiatives, the impact of competitive products and pricing, system failures that disrupt our hosted and ASP services, the effect of economic conditions generally on the market for IT spending and for our products, the results of our future research and development activities, reliance on third-party technology, technological difficulties and/or other factors outside our control. If any of the events described below were to actually occur, then our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline. There is no assurance that we will be able to implement our operating plans as anticipated or achieve projected revenue and earnings goals.

Important factors that could cause our actual results to differ from the forward-looking statements described above include, but are not limited to, the factors outlined below.

We may not successfully execute our strategic plan.

Earlier in 2004, we decided to implement a new business strategy focused on growing our leadership position in the collaborative learning market segment of application software, services and solutions for online business communications and collaboration, and leveraging that leadership to increase penetration of other collaboration market segments and to broaden usage of our products throughout the enterprise with the goal of significantly growing our annual revenues and achieving profitability. In furtherance of these objectives, we developed a plan to spend an additional $8 million in 2004 over our 2003 expenditure rate for sales and marketing to develop new channel partnerships, enhance our relationships with existing customers, expand international operations, implement new initiatives that improve sales execution and consistency and attract new customers with targeted messaging, print advertising, public relations efforts and lead generation marketing programs. However, our strategic initiatives will take time to translate into higher revenues and profitability, and our results in the first half of 2004 were below our initial expectations due to the size and quality of our sales pipeline of opportunities at the beginning of 2004. We now anticipate that it will take longer than we previously thought before we begin to see significant annual revenue growth as a result of our efforts. Therefore, during the quarter ended June 30, 2004, we decided to scale back our planned increases in sales and marketing expenses until such time that our new solutions begin to achieve market acceptance, and we implemented initiatives to reduce our costs by $3 million to $4 million annually by closing our development facility in North Carolina and reducing our worldwide workforce by 15%. We can give no assurance as to whether and when we can successfully make the transition to this new sales strategy of selling solutions or when the expanded version of the solutions will be available to sell, that our sales force can effectively sell solutions on an enterprise-wide basis, and whether our target customers will buy these solutions once they are available. If we are not successful in achieving our strategic objectives, then our liquidity and working capital will be materially diminished and the value of our stockholders’ investments could decline significantly.

We have incurred substantial losses in the past and may not achieve profitability in the future.

We incurred net losses of $7.9 million in the year ended December 31, 2003 and $8.0 million for the six months ended June 30, 2004. We had an accumulated deficit of $96.1 million at June 30, 2004. We cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve and maintain profitability, then our investors’ expectations may not be met and the market price of our common stock may fall.

Our success depends on our ability to execute our marketing, sales and distribution initiatives.

To increase our revenues, we must increase our brand awareness through advertising and other marketing initiatives, and improve the effectiveness of our direct field sales force and current distribution channels and partner programs, including our value-added resellers, integrated technology solution partners and marketing partners. We will continue to focus on improving the productivity and effectiveness of our direct sales organizations through training and focused marketing programs. Early in 2004 we announced that we planned to increase sales and marketing expenses by approximately $8 million in 2004. However, we recently decided to scale back our planned expenditures as part of our cost-cutting measures following our performance during the first half of 2004. Also, we cannot be sure that we will be successful in hiring, training and motivating our sales staff to increase productivity or in retaining qualified sales personnel. In addition, we must effectively leverage our relationships with our indirect channel partners. Our existing, or future, indirect channel partners may choose to devote greater resources to marketing and supporting the products of other companies including our competitors. Also, we may face conflicts between our sales force and our indirect channel partners. Our inability to effectively optimize the efforts of our marketing initiatives, our direct sales organizations, our partners and our indirect distribution channel could limit our future revenue growth and hurt our future operating results. See “We may not successfully execute our strategic plan.”

Our future success depends to a significant degree on our senior management team.

Since June 2003, we have effected a number of significant changes to our senior management team. Our future success will depend in part on our ability to carry out the transition in senior management and to integrate the new people and positions into our operations, as well as on the efforts of our other senior managers. Changes in our management team or the inability of our executive officers and key employees to work effectively as a team could have a material adverse effect on our business, operating results and financial condition.

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

Some of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than we do. Some have significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third-parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

We may require additional funds.

We expect that our current cash, cash equivalents and short-term investments will be adequate to provide us with sufficient working capital for at least the next 12 months. However, our current plans and projections may prove to be inaccurate or our expected cash flow may prove to be insufficient to fund our operations because of difficulties in executing our sales and marketing strategy, demand for our new products, delays in developing new products and improvements, unanticipated expenses or other unforeseen difficulties. Therefore, we may need to raise additional capital to continue to fund our operations, particularly if our strategic sales and marketing efforts do not produce the desired results. We might also need to seek additional financing if we were to identify a strategic opportunity or desirable technology to acquire that required more cash than we had available at the time.

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

Our success is focused on sales to multinational corporations, which requires us to have international operations and incur risks associated with those operations. In addition to our North American operations, we have established sales, marketing and service operations in Europe, Asia and Australia and we sell through distributors and resellers in a number of countries around the world. We cannot be sure that our international operations will be successful. Our international operations require resources and management attention beyond those required for our domestic operations and subject us to additional regulatory, economic and political risks, including:

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

We incorporate into our products software licensed from third-party software companies that enhances, enables or provides functionality for our products. We may incorporate more third-party software as we build new more robust versions of our solutions. This third-party software may or may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to maintain those license arrangements, failure of the third-party vendors to provide updates, modifications or future versions of their software or defects and errors in, or infringement claims against, those third-party products could delay or impair our ability to develop and sell our products.

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

If we were to discover that any of our products violated third-party proprietary rights, there can be no assurance that we would be able to reengineer the product or obtain a license on commercially reasonable terms, or at all, that would enable us to continue offering the product without substantial reengineering. Also, our product license agreement terms state that we will indemnify our customers for any of their costs as a result of our infringement on other’s technology, if any. Such costs could be substantial. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third-parties. In addition, product development is inherently uncertain in a rapidly developing technology environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products or cause our customers to stop using our products. On August 19, 2003, EdiSync Systems, LLC filed a complaint against us in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Although we believe we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. See “Legal Proceedings.”

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

Foreign Currency

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. International sales are typically denominated in euros, British pounds, Australian dollars or in U.S. dollars. Since some of our sales internationally are currently priced in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. In both the six months ended June 30, 2003 and 2004, we generated approximately 22% of our revenues, outside of the United States. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets. Realized and unrealized gains and losses resulting from foreign exchange transactions are netted and included in other expense, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of June 30, 2004, would not have a material impact on the Company’s results of operations for the six months ended June 30, 2004.

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

Investments in fixed rate interest earning financial instruments are subject to interest rate risk and would decrease in value if market interest rates were to increase. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the fair value of the portfolio. If market interest rates were to decline, the interest earned on our investment portfolio would decrease. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the six months ended June 30, 2004, would have decreased by less than $115,000. This estimate assumes that the decrease occurred on the first day of the period and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will largely depend on the gross amount of our portfolio.

Our long-term debt and available line of credit require interest payments calculated at variable interest rates. If interest rates were to increase, the interest payments on our long-term debt would also increase. The effect of any such increase in interest expense would be partially offset by any resulting increase in interest income from our investment portfolio.

Item 4. Controls and Procedures

As required under the Sarbanes-Oxley Act of 2002, our chief executive officer and chief financial officer conducted a review of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(e) and 15d-14(e)) in connection with the preparation of this report. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. On June 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has not yet ruled on this motion. Centra plans to participate in this settlement, which will be fully funded by Centra’s insurers. The settlement is subject to finalization and court approval. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

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

Employment Claim

On April, 13, 2004, a former employee of the Company filed a complaint with the Massachusetts Commission Against Discrimination alleging the Company discriminated against the employee on the basis of age, race and gender in connection with the employee’s employment with the Company and subsequent termination. The complaint seeks damages in an unspecified amount. The Company has filed a response to the complaint, which it believes is without merit. The Company intends to vigorously defend this action.

Item 2. Changes in Securities and Use of Proceeds

(a)	Use of Proceeds from Sales of Registered Securities

On February 8, 2000, we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. Our net proceeds from the offering were approximately $73.2 million. From the effective date through June 30, 2004, we used approximately $6.5 million for payments of dividends to preferred shareholders, $32.8 million to fund operations, $2.8 million for capital expenditures, $1.7 million for payment of MindLever debt, $3.3 million for the MindLever acquisition and $5.7 million to pay amounts outstanding under our loans. As of June 30, 2004, we had approximately $20.4 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in highly liquid money market accounts and government-backed securities as defined in our current investment policy.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 27, 2004. Two substantive matters were submitted to a vote of the security holders: (1) the election of two Class II Directors to serve until the 2007 annual meeting and (2) a proposal to amend our 1999 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the plan by 800,000, to 7,900,000 shares. As of April 2, 2004, the record date for the meeting, there were outstanding 27,231,397 shares of common stock entitled to vote at the meeting. At the meeting, 23,786,639 shares were represented in person or by proxy. At the meeting, the vote with respect to each substantive matter proposed to the stockholders was as follows:

Election of Class I Directors:

	VOTES FOR:	AUTHORITY WITHHELD:
Paul R. Gudonis	23,212,429	574,210
Ronald Benanto	23,602,629	184,010

Amendment of 1999 Stock Incentive Plan:

VOTES FOR:	VOTES AGAINST:	ABSTENTIONS:	UNVOTED:
5,404,362	3,265,180	13,904	15,103,393

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference)

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of Centra Software, Inc. (filed as exhibit 4.2 to our Current Report on Form 8-K filed April 22, 2002)

3.3	Amended and Restated By-Laws (filed as exhibit 3.4 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference)

10.1	Amended and Restated 1999 Stock Incentive Plan

31.1	Form of Section 302 Certification signed by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Form of Section 302 Certification signed by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Form of Certification signed by Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Form of Certification signed by Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A report on Form 8-K was filed on June 8, 2004 regarding the Company’s closing of a product development facility

A report on Form 8-K was filed on July 2, 2004 regarding the Company’s announcement of an approximate 10 percent reduction in its worldwide workforce

A report on Form 8-K was filed on August 5, 2004, regarding an extension of the Company’s lease for the worldwide headquarters and operation facility in Lexington, Massachusetts

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 6, 2004.

Centra Software, Inc.

By:	/s/ Stephen A. Johnson
Stephen A. Johnson Chief Financial Officer, Treasurer, and Secretary (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

(a)	Exhibits

Exhibit	Description
10.1	Amended and Restated 1999 Stock Incentive Plan

31.1	Form of Section 302 Certification signed by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Form of Section 302 Certification signed by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Form of Certification signed by Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Form of Certification signed by Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002