Form 10-Q
period 2004-09-30
CENTRA SOFTWARE INC
filed 2004-11-09
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2004 was 27,591,468.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	December 31, 2003	September 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$13,357	$12,193
Short-term investments	15,531	14,453
Restricted cash	—	233
Accounts receivable, net of reserves of $441 and $367 at December 31, 2003 and September 30, 2004, respectively	7,832	5,714
Prepaid expenses	618	1,102
Other current assets	361	183

Total current assets	37,699	33,878

Property and equipment, at cost:
Computers and equipment	9,601	10,352
Furniture and fixtures	963	1,164
Leasehold improvements	649	675

	11,213	12,191
Less: Accumulated depreciation and amortization	9,549	10,633

	1,664	1,558
Long-term investments	5,888	—
Restricted cash	433	400
Other assets	111	31
Intangible assets, net of amortization	233	—

Total assets	$46,028	$35,867

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,711	$1,068
Accounts payable	904	649
Accrued expenses	6,195	5,623
Deferred revenue	12,340	12,297

Total current liabilities	21,150	19,637

Long-term debt, net of current maturities	553	1,017

Commitments and contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, $0.001 par value; Authorized-10,000,000 shares, no shares issued at December 31, 2003 and September 30, 2004	—	—
Common stock, $0.001 par value; Authorized-100,000,000 shares as of December 31, 2003 and September 30, 2004;
Issued-27,787,573 shares at December 31, 2003 and 28,183,032 at September 30, 2004; Outstanding-27,047,310 shares at December 31, 2003 and 27,442,769 shares at September 30, 2004	28	28
Additional paid-in capital	112,489	113,126
Accumulated deficit	(88,106)	(97,890)
Deferred compensation	(47)	—
Accumulated other comprehensive income	22	10
Treasury stock; 740,263 shares of common stock at December 31, 2003 and September 30, 2004, at cost	(61)	(61)

Total stockholders’ equity	24,325	15,213

Total liabilities and stockholders’ equity	$46,028	$35,867

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
License	$5,447	$2,829	$14,424	$7,972
Software services	2,113	2,670	6,049	7,671
Maintenance and professional services	3,549	4,202	10,711	11,951

Total revenues	11,109	9,701	31,184	27,594

Cost of Revenues:
License	153	63	426	194
Amortization of acquired developed technology	175	—	525	233
Software services	590	555	1,731	1,784
Maintenance and professional services	1,055	1,208	3,171	3,244

Total cost of revenues	1,973	1,826	5,853	5,455

Gross profit	9,136	7,875	25,331	22,139

Operating Expenses:
Sales and marketing	5,213	4,763	16,158	16,815
Product development	2,811	2,313	8,763	7,889
General and administrative	2,911	2,443	7,493	6,583
Restructuring charges	—	241	—	788

Total operating expenses	10,935	9,760	32,414	32,075

Operating loss	(1,799)	(1,885)	(7,083)	(9,936)
Interest income	82	88	311	273
Interest expense	(30)	(23)	(106)	(60)
Other income (expense), net	1	13	6	(61)

Net loss	$(1,746)	$(1,807)	$(6,872)	$(9,784)

Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.26)	$(0.36)

Basic and diluted weighted average shares outstanding	26,619	27,410	26,371	27,299

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash Flows from Operating Activities:
Net loss	$(6,872)	$(9,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,169	1,333
Provision for bad debt	71	(59)
Stock compensation charges	613	17
Changes in assets and liabilities:
Accounts receivable	(71)	2,185
Prepaid expenses and other current assets	147	(262)
Accounts payable	49	(259)
Accrued expenses	(87)	(584)
Deferred revenue	666	(56)

Net cash used in operating activities	(3,315)	(7,469)

Cash Flows from Investing Activities:
Purchase of property and equipment	(511)	(1,001)
Purchase of investments	(50,814)	(38,119)
Maturities of investments	39,462	45,087
Restricted cash	100	(200)
Other assets	30	38

Net cash (used in) provided by investing activities	(11,733)	5,805

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	498	667
Proceeds from term loans	255	1,382
Payments on term loans	(1,522)	(1,562)

Net cash (used in) provided by financing activities	(769)	487

Effect of foreign exchange rate changes on cash and cash equivalents	124	13

Net decrease in cash and cash equivalents	(15,693)	(1,164)
Cash and cash equivalents, beginning of period	25,891	13,357

Cash and cash equivalents, end of period	$10,198	$12,193

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$107	$58

The accompanying notes are an integral part of these consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Operations and Significant Accounting Policies

Centra Software, Inc., together with its wholly-owned subsidiaries (“Centra” or the “Company”), is a leading provider of specialized solutions delivering software and services for online business collaboration. Its products and services augment operational business processes to enable real-time, group-oriented human interaction over corporate networks and the Internet to accelerate product introductions, deliver hands-on software application deployments, effect change-management initiatives, expand training and certification to employees and external channel partners, facilitate customer interaction and online selling and support project management activities.

Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, risks associated with our ability to successfully execute our strategic plan, the effects of our recent cost-cutting measures on our results of operations, product demand for and market acceptance of our current and future products, our ability to achieve profitability, our ability to execute our marketing, sales and distribution initiatives, the impact of competitive products and pricing, the effects of changes in the senior management team, system failures that could disrupt our hosted and Application Service Provider (“ASP”) services, the effect of economic conditions generally on the market for IT spending and for our products, the results of our future research and development activities, reliance on third-party technology, technological difficulties and/or other factors outside our control.

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

The accompanying consolidated financial statements for the three and nine months ended September 30, 2003 and 2004 are unaudited, have been prepared on a basis consistent with the December 31, 2003 audited consolidated financial statements, and include normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of these periods. These unaudited interim consolidated financial statements do not include all of the footnote disclosures required in audited financial statements for the full year and, accordingly, should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the entire year or any other period.

Certain amounts in the prior year financial statements have been reclassified to conform with the current year’s presentation.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

(c) Revenue Recognition

Centra follows the specific guidelines of the Securities Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements, American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 Software Revenue Recognition, and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and related authoritative literature.

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

For all sales, except those to U.S. government agencies as described above, Centra uses a binding purchase order and/or a signed sales order and a signed license or service agreement as evidence of an arrangement. For arrangements with multiple elements (for example: the sale of a product license along with the sale of maintenance and support, training and consulting to be delivered later), Centra allocates revenue to each component of the arrangement using the residual value method. Under the residual value method, revenue is recognized in a multiple element arrangement in which vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Centra defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of shipment or when all other revenue recognition criteria have been met. Vendor-specific objective evidence of fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Vendor-specific objective evidence of fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.

Centra also sells its suite of products and services in a bundled package on a multi-year subscription basis for broader use by its customers. In the third quarter 2004, the Company began to offer a bundled package of products and services for an annual fee based on a multi-year commitment of two to three years. The annual fee, which is typically paid at the beginning of each year, provides for unlimited use of the products within a specific department or division of a corporation or for use by the entire enterprise. The suite of products and services may include a term license for the software products, ASP hosting services, maintenance and support, including upgrades and enhancements and professional services. Centra recognizes revenue from these multi-year subscriptions either ratably over the entire length of the subscription term or over each annual payment term according to SOP 97-2 and for classification purposes in the statement of operations, allocates revenue to each of the license, software services, maintenance and professional services based on their relative fair values supported by vendor specific objective evidence if available or a reasonable estimate of fair value made by management based on the average discount offered on products or services when sold separately. Our customers may choose to purchase the enterprise wide subscription without a term license for the software and instead utilize our ASP service over the term of the agreement. Centra recognizes revenue for ASP enterprise wide subscriptions ratably over the subscription term according to SAB 104. Revenue is allocated for classification purposes to software services, and maintenance and professional services based on their relative fair values supported by verifiable objective evidence.

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

Centra records as deferred revenues any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of maintenance and support, ASP and hosting services, consulting and education services and term license fees.

(d) Stock-Based Compensation

The Company grants stock options to its employees and outside directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of the Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and has elected the disclosure-only alternative under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123 . The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. However, this model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options. The following table illustrates the effect on net loss and loss per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss, as reported	$(1,746)	$(1,807)	$(6,872)	$(9,784)
Add back: Stock-based compensation included in net loss, as reported	393	2	613	17
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,022)	(758)	(3,780)	(3,046)

Pro forma net loss	$(2,375)	$(2,563)	$(10,039)	$(12,813)

Basic and diluted net loss per share
As reported	$(0.07)	$(0.07)	$(0.26)	$(0.36)
Pro forma	$(0.09)	$(0.09)	$(0.38)	$(0.47)

The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and directors using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Risk free interest rate	2.9% –3.2%	3.4% –3.7%	2.2% –3.4%	3.1% –3.5%
Expected dividend yield	—	—	—	—
Expected lives	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	89% –95%	77% –79%	89% –99%	77% –81%
Weighted average fair value of options granted during the period	$1.90	$0.96	$1.55	$1.23

(e) Cash, Cash Equivalents and Short-Term and Long-Term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts. Centra considers investments purchased with maturities at the balance sheet date of more than three months but less than 12 months to be short-term investments and investments purchased with maturities at the balance sheet date of 12 months or more to be long-term investments. Centra accounts for its short-term and long-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximated fair market value at September 30, 2004. Cash, cash equivalents and short-term and long-term investments consisted of the following at December 31, 2003 and September 30, 2004 (in thousands):

	December 31, 2003	September 30, 2004
Cash, cash equivalents and short-term investments:
Cash	$3,489	$8,424
Money market accounts	9,868	3,769
Government bonds (average 276 and 129 days remaining to maturity at December 31, 2003 and September 30, 2004, respectively)	15,531	14,453

Total cash, cash equivalents and short-term investments	28,888	26,646
Long-term investments:
Federal agency notes (average 429 days remaining to maturity at December 31, 2003)	5,888	—

Total cash, cash equivalents, short-term and long-term investments	$34,776	$26,646

(f) Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are net loss and foreign currency translation adjustment and are as follows for the three and nine months ended September 30, 2003 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss	$(1,746)	$(1,807)	$(6,872)	$(9,784)
Foreign currency translation adjustment	3	9	24	(12)

Comprehensive loss	$(1,743)	$(1,798)	$(6,848)	$(9,796)

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

Basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss attributable to common stockholders	$(1,746)	$(1,807)	$(6,872)	$(9,784)

Basic and diluted shares:
Weighted average shares of common stock outstanding	26,623	27,410	26,375	27,299
Less: Weighted average shares subject to repurchase	(4)	—	(4)	—

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	26,619	27,410	26,371	27,299

Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.26)	$(0.36)

Options issued and outstanding to purchase a total of 7,612,000 and 7,952,000 common shares have not been included in the computation of diluted net loss per share as of September 30, 2003 and 2004, respectively. These shares are considered anti-dilutive, as Centra has recorded a net loss for all periods presented.

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

Centra operates solely in one segment; the development, sales and marketing of software products and related services. Centra’s revenues by geographic area are as follows (based on location of customer):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
United States	82%	79%	81%	82%
Europe	12%	16%	12%	14%
Other	6%	5%	7%	4%

There are no significant long-lived assets located outside of the United States.

(3) Significant Customer

No one customer accounted for more than 10% of total revenues during the three and nine-month period ended September 30, 2004. Sales to one customer, National Micrographics Systems, Inc., a full-service integration company and the Company’s third-party partner for U.S. government sales, accounted for approximately 26% and 10% of total revenues for the three and nine-month period ended September 30, 2003, respectively. No one customer equaled more than 10% of the Company’s accounts receivable at December 31, 2003 and September 30, 2004.

(4) Commitments and Contingencies

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. On June 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has not yet ruled on this motion. Centra plans to participate in this settlement, which has been negotiated, and will be fully funded directly to the plaintiffs, by Centra’s insurers. The settlement is subject to court approval. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

EdiSync Patent Claim

On August 19, 2003, a complaint was filed against the Company and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. The Company believes it has meritorious defenses and intends to vigorously defend this action. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. The Company filed a request for re-examination of the patents at issue with the U.S. Patent and Trademark Office as patent counsel to the Company is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Company believes that it has meritorious defenses and the Company intends to vigorously defend this action.

Employment Claim

On September 3, 2004, a former employee of the Company filed a complaint with the Massachusetts Superior Court (civil action no. 04-3479) against the Company and two of its executive officers alleging wrongful termination and discrimination against the employee on the basis of age, race and gender in connection with the employee’s employment with the Company and subsequent termination. The complaint seeks remedies including damages in an unspecified amount. The Company has filed a motion to dismiss certain of the claims in the complaint as well as an answer to the complaint, which it believes is without merit. The Company intends to vigorously defend this action.

Software Indemnifications

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

(5) Restructuring Charges

In June 2004, we incurred a restructuring charge of $547,000 related to an 18% reduction in our worldwide workforce and the closing of the Company’s product development facility in Morrisville, North Carolina. The restructuring charge consisted of severance payments, health benefits and outplacement services. In the quarter ended September 30, 2004, we completed the closure of the Morrisville facility resulting in an additional $241,000 restructuring charge, consisting of additional facility closure costs, severance, health benefits and outplacement services. All employees had been informed of their termination benefits as of June 30, 2004; however, some employees were required to complete a period of service through September 2004 and thus, the cost of their severance was recognized over the period of their required continued employment. The accrued and unpaid amount of these charges at September 30, 2004 was $315,000, which we expect to pay out through May 2005.

The restructuring charges recorded in the second and third quarter of fiscal 2004 and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Payments	Accrual Balance at June 30, 2004	Additional Restructuring Charge	Payments	Accrual Balance at September 30, 2004
Workforce reduction	$522	$88	$434	$142	$376	$200
Facility closure and certain other costs	25	—	25	99	9	115

Total	$547	$88	$459	$241	$385	$315

(6) Leases

On July 30, 2004, Centra extended the lease for its worldwide headquarters and operational facilities located in Lexington, Massachusetts. The original lease, which would have expired on June 30, 2005, was extended 36 months and now expires on June 30, 2008. The minimum payments under the existing lease and the lease extension are $996,000, $1,049,000, $1,103,000 and $565,000 for years 2005, 2006, 2007 and 2008, respectively.

(7) Credit Facility

In September 2004, the Company amended its equipment line of credit agreement to allow for additional borrowings of $2.5 million through September 2005. The Company had made a $1.4 million drawing under the amended line of credit in September 2004, which is payable in thirty six monthly principal payments of approximately $38,000 plus interest maturing in September 2007. Interest is payable monthly based on the prime rate (4.75% at September 30, 2004) plus 0.5%. The current amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and investments of $10 million and, as of October 31, 2004, to hold all of the Company’s cash, cash equivalents and investments in operating, deposit and investment accounts at the bank. At September 30, 2004, approximately $1.1 million remained available for borrowings under the line.

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

Overview

We are a leading provider of specialized solutions delivering software and services for online business collaboration. Our products and services augment operational business processes to enable real-time, group-oriented human interaction over corporate networks and the Internet. These real-time, “live” group sessions can range from ad hoc, one-on-one online meetings to highly interactive, structured, collaborative learning sessions to prescheduled Web seminars for larger audiences and are key elements to business processes that include collaborative learning, Web marketing, online selling and other interactive activities. We integrate these real-time, “live” group sessions with: (1) workflow tools we have developed such as desktop integration software; (2) professional services capabilities that we or others provide, such as content development and (3) leading third-party enterprise software suites such as learning management systems. Furthermore, our products and services support content and user management around the online session to integrate more tightly with these strategic processes across the extended enterprise. Our customers use Centra’s products and solutions to accelerate product introductions, deliver hands-on deployment of software applications, effect change-management initiatives, expand training and certification to employees and external channel partners, facilitate customer interaction and online selling and support project management activities. In addition, we offer consulting, education and support services that enable our customers to successfully implement, deploy and support our products and solutions throughout their organizations.

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

At the end of 2003, we conducted a thorough and critical evaluation of the collaboration marketplace and our competitive position. Following this evaluation, we decided to implement a new business strategy focused on growing our leadership position in the collaborative learning market segment of application software, services and solutions for online business communications and collaboration, and leverage that leadership to increase penetration of other collaboration market segments and to broaden usage of our products throughout the enterprise with the goal of significantly growing our annual revenues and achieving profitability. In furtherance of these objectives, we developed a plan to spend an additional $8 million in 2004 over our 2003 expenditure rate for sales and marketing to develop new channel partnerships, enhance our relationships with existing customers, expand international operations, implement new initiatives that improve sales execution and consistency and attract new customers with targeted messaging, print advertising, public relations efforts and lead generation marketing programs. In addition, we have started to realign the field sales representative territories to geographic areas with the highest concentration of our target customers (Global 5000 companies, government agencies and higher education institutions), introduce new enterprise multi-year subscription pricing and focus our sales and marketing efforts toward developing and selling, on an enterprise-wide basis, specialized solutions that accelerate enterprise application rollouts, improve collaborative learning and increase sales effectiveness and customer acquisition initiatives. However, our strategic initiatives will take time to translate into higher revenues and profitability, and our results in the first half of 2004 were below our initial expectations due to the size and quality of our sales pipeline of opportunities at the beginning of 2004. We now anticipate that it will take longer than we previously thought before we begin to see significant annual revenue growth as a result of our efforts. Therefore, during the quarter ended June 30, 2004, we decided to scale back our planned increases in sales and marketing expenses until such time as our new solutions begin to achieve market acceptance, and we implemented initiatives to reduce our costs by $3 million to $4 million annually by closing our development facility in North Carolina and by reducing our worldwide workforce by 18%. We will continue to review and assess our execution of our strategic plan, and we may make adjustments in the level of our expenditures and investment as may be necessary until such time as we determine whether our new sales strategy will yield the desired results. However, we can give no assurance that we will achieve our strategic objectives, including successfully developing our solutions and effectively marketing them to our target customers. See “Factors That Could Affect Future Results – We may not successfully execute our strategic plan.”

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

Centra’s critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2003, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2004. We did not make any changes to those policies during this period.

Results of Operations

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Consolidated Statements of Operations Data:
Revenues:
License	49%	29%	46%	29%
Software services	19	28	20	28
Maintenance and professional services	32	43	34	43

Total revenues	100	100	100	100

Cost of Revenues:
License	1	1	1	1
Amortization of acquired developed technology	2	—	2	1
Software services	5	6	6	6
Maintenance and professional services	10	12	10	12

Total cost of revenues	18	19	19	20

Gross profit	82	81	81	80

Operating Expenses:
Sales and marketing	47	49	52	61
Product development	25	24	28	28
General and administrative	26	25	24	24
Restructuring charges	—	3	—	3

Total operating expenses	98	101	104	116

Operating loss	(16)	(20)	(23)	(36)
Other income, net	—	1	1	1

Net loss	(16)%	(19)%	(22)%	(35)%

Comparison of three months ended September 30, 2003 and 2004

Revenues. Total revenues decreased by $1.4 million, or 13%, to $9.7 million for the three months ended September 30, 2004, from $11.1 million for the three months ended September 30, 2003. The decrease was primarily attributable to a lower amount of sales from the U.S. federal government sector, the on-going transition of the sales force towards our new strategy of selling solutions, and the impact on license revenue from our new multi-year subscription pricing program. Partially offsetting the decline in revenues were increases in software services revenues resulting from increased usage during the quarter of our ASP service by customers under a usage based pricing contract and an increase in revenues from both maintenance support contracts and from professional services delivered. While we continue to make progress with the transition of selling solutions by our sales force, the effect of the changes that we implemented during the first nine months of this year negatively impacted the amount of sales completed during this quarter. Overall, we expect revenues to increase next quarter based on our historical upward trend in sales reflecting the seasonally strong purchasing activity by corporations in the fourth quarter. However, the size of the increase will depend upon the mix of sales between subscription based offerings, in which the revenue is deferred and recognized over time, and perpetual license sales, in which the revenue is typically recognized immediately upon shipment.

•	Software license revenue decreased by $2.6 million, or 48%, to $2.8 million for the three months ended September 30, 2004, from $5.4 million for the three months ended September 30, 2003. The decrease partially reflects a decline in license sales to the U.S. federal government sector. Software license revenue for the third quarter of last year included a large sale to the U.S Army, accounting for $1.6 million or 30% of total license revenues. In comparison, there were no sales to the U.S. federal government this quarter which were of similar size as the U.S Army sale. Also, to a lesser extent, the decrease resulted from initial license sales in the quarter under our new multi-year subscription pricing program, which we believe customers selected instead of purchasing perpetual licenses, and therefore, reduced the amount of revenue we were able to recognize in the quarter. Under this multi-year subscription offering, the license revenue is deferred and recognized ratably over the subscription period as compared with our perpetual license contracts for which the revenue from these contracts have generally been recognized immediately upon the shipment of the software. We expect license sales will vary in future periods depending on whether our customers choose to purchase a subscription-based offering or a perpetual license. Software license revenue represented 29% and 49% of total revenues for the three months ended September 30, 2004 and 2003, respectively.

•	Software services revenues, which include our ASP and hosting services, increased by $557,000, or 26%, to $2.7 million for the three months ended September 30, 2004, from $2.1 million for the three months ended September 30, 2003. The increase was attributable to higher revenues from our usage-based pricing contracts due to increased volume of usage and, to a lesser extent, increased ASP subscription revenues, reflecting higher ASP subscription renewal rates this quarter as compared to the same quarter last year. In the future, we expect ASP renewal rates to remain at current levels and the total dollar value of ASP sales to increase. We believe a significant percentage of our customers will prefer to purchase an ASP service to lower their initial purchase cost and/or to provide greater flexibility of an outsourced service that does not require the customer to maintain an IT infrastructure or have available IT resources to deploy as compared with software licenses installed on a customer’s premises. As a result, we expect software services revenues will grow at moderate rates in future quarters. However, we can give no assurances that we will continue to achieve similar rates of ASP renewals or that our ASP service revenues will grow in future periods. Software services revenues represented 28% and 19% of total revenues for the three months ended September 30, 2004 and 2003, respectively.

•	Maintenance and professional services revenues, which includes our maintenance and support, consulting and education services, increased by $653,000, or 18%, to $4.2 million for the three months ended September 30, 2004, from $3.5 million for the three months ended September 30, 2003. The increase was primarily due to an increase in both the total number and dollar value of renewals of annual maintenance and support contracts and from the sales of new maintenance and support contracts associated with the sales of new licenses. Also, the increase was due to higher consulting and education services revenues attributable to longer client engagements resulting in increased productivity rates of our consulting personnel and an increase in effective billing rates by delivering more technical consulting work, which has a higher rate as compared to general business consulting, during the quarter. We expect total maintenance and professional services revenues to continue to increase in future periods as our installed base of license users grows and new maintenance contracts are added. The rate of the increase may vary from period to period, depending primarily upon the value of new maintenance contracts added and the productivity rates of professional services. Any increases may be offset by non-renewals of maintenance contracts. Maintenance and professional services revenues represented 43% and 32% of total revenues for the three months ended September 30, 2004 and 2003, respectively.

We expect that the transition to our new sales strategy will continue over the next several quarters as we increase the number of sales representatives with the capabilities to sell solutions. Also, we believe that the investments we made in sales and marketing during the first three quarters of 2004 have begun to yield positive results as the migration towards our new strategy gains momentum throughout the balance of 2004 and into 2005. However, we can give no assurance that the transition to our new sales strategy of selling solutions will be completed this year, that the sales force will be effective in selling solutions, whether the expanded version of the solutions will be available to sell by early 2005, whether customers will buy these solutions once they are available and whether our new multi-year subscription price offering will continue to be attractive to customers. See “Factors That Could Affect Future Results - We may not successfully execute our strategic plan.”

Cost of license revenue. Our costs of license fees are driven by the amount of products sold. They consist of royalty fees paid to third parties and costs for fulfillment and materials. Cost of license revenues decreased by $90,000, or 59%, to $63,000 for the three months ended September 30, 2004, from $153,000 for the three months ended September 30, 2003. The decrease was attributable to lower fixed royalty costs due to the fulfillment of royalty obligations with one vendor, as well as lower variable royalty costs resulting from a lower amount of license sales for the quarter compared with the same quarter last year. Since a portion of our license costs represent royalties that we pay to third parties on a per unit rate of product sold, we expect that cost of license revenues will vary in the future based upon the unit volume of products sold and to the extent that we incorporate additional third-party technologies into our products and solutions. Cost of license revenues was 2% of license revenues for the three months ended September 30, 2004 and was 3% of license revenues for the three months ended September 30, 2003.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which has been amortized over a three-year estimated useful life. Amortization of acquired developed technology was $175,000 for the three months ended September 30, 2003. No amortization charge was incurred in the three months ended September 30, 2004 and no further amortization costs will be incurred as the asset has been fully amortized.

Cost of software services revenues. Our cost of software services revenues includes (1) salaries and related expenses for our ASP and hosted services organizations, (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing these services, (3) a technical support allocation consisting primarily of a portion of our technical support expenses that is attributable to providing such support to our ASP customer base and (4) direct costs related to our hosting and ASP service offerings. Cost of software services revenues decreased by $35,000 to $555,000 for the three months ended September 30, 2004, from $590,000 for the three months ended September 30, 2003. The decrease was primarily due to (1) a lower percentage of total support costs allocated to ASP technical support based on decreased spending in our technical support groups, (2) a decline in depreciation expense as capital equipment used in our ASP service became fully depreciated and (3) a decline in personnel-related expenses. Cost of software services revenues was 21% and 28% of software services revenues for the three months ended September 30, 2004 and 2003, respectively, reflecting the growth in software services revenues combined with a proportionally lower amount of ASP service costs incurred during the quarter. We expect that the cost of software services revenues will increase in absolute dollars to the extent that usage increases and we continue to expand the capacity of our ASP service beyond its current capacity to meet demand, existing equipment used in our ASP operations is replaced or costs are incurred to outsource first level (help desk) technical support for our ASP service to a third party.

Cost of maintenance and professional services revenues. Our cost of maintenance and professional services revenues includes (1) salaries and related expenses for our consulting, education and technical support services organizations and (2) an overhead allocation consisting primarily of that portion of facilities, communications and depreciation expenses that is attributable to providing these services. Cost of maintenance and professional services revenues increased by $153,000 or 15%, to $1.2 million for the three months ended September 30, 2004 from $1.1 million for the three months ended September 30, 2003. The increase was primarily related to an increase in reimbursable travel expenses and employment fees related to the hiring of our new senior vice president of Professional Services. Cost of maintenance and professional services revenues was 29% and 30% of maintenance and professional services revenues for the three months ended September 30, 2004 and 2003, respectively, reflecting the growth in maintenance and professional services revenues this quarter. We anticipate that the cost of maintenance and professional services revenues will continue to increase in absolute dollars as we intend to add additional revenue-producing personnel to support an increased backlog of work resulting from growth in overall sales of consulting and education services.

Sales and marketing expenses. Sales and marketing expenses decreased by $450,000, or 9% to $4.8 million for the three months ended September 30, 2004, from $5.2 million for the three months ended September 30, 2003. The decrease was attributed to (1) a decrease in commissions and bonuses due to the decline this quarter in U.S. federal government sales and a reduction of the overall effective commission rate, (2) a decrease in marketing programs, including Web marketing, product literature, public relations and tradeshows, (3) a decrease in the amount of expenses allocated from the professional services organization based on a decline in the amount of time spent supporting presales activities and (4) a decrease in salaries, bonuses and travel, due to a decline in sales and marketing personnel as a result of workforce reductions implemented last quarter. Partially offsetting these decreases was an increase in advertising costs to support our new sales strategy. Sales and marketing expenses were 49% and 47% of total revenues for the three months ended September 30, 2004 and 2003, respectively. We expect sales and marketing expenses to increase slightly in dollar terms in the fourth quarter due to an increase in commissions generated from both seasonally higher quarterly sales based on historical performance and additions to our direct sales force, offset by a planned reduction in marketing program costs.

Product development expenses. Product development expenses decreased by $498,000, or 18%, to $2.3 million for the three months ended September 30, 2004, from $2.8 million for the three months ended September 30, 2003. The decrease was primarily attributed to lower personnel-related expenses as a result of a reduction in headcount from the closing our development facility in North Carolina. Product development expenses were 24% and 25% of total revenues for the three months ended September 30, 2004 and 2003, respectively. We expect product development expenses for the fourth quarter to remain relatively flat with the third quarter, reflecting ongoing cost savings from both the facility closing and from the previous reduction in the development workforce.

General and administrative expenses. General and administrative expenses decreased by $468,000, or 16%, to $2.4 million for the three months ended September 30, 2004 from $2.9 million in the quarter ended September 30, 2003. The decrease was primarily related to stock compensation charges incurred in the third quarter 2003, related to the departure of our former President and Chief Operating Officer and a decrease in executive salaries and bonuses over the same period last year. Partially offsetting these reductions were substantial increases in audit expenses to comply with Section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expenses were 25% and 26% of total revenues for the three months ended September 30, 2004 and 2003, respectively. We expect general and administrative expenses to decline next quarter, primarily due to the absence of severance charges and personnel-related expenses incurred during the third quarter related to the departure of our founder and former Chief Strategy Officer.

Restructuring charges. During the third quarter of 2004, we incurred additional restructuring charges of $241,000 related to the completion of the restructuring that began in the previous quarter consisting of the closing of our product development facility located in Morrisville, North Carolina and the related workforce reduction of product development personnel. The workforce reduction completed this quarter included eight employees that had been notified in the prior quarter, but were required to complete a period of service through September 2004. The restructuring charges consisted primarily of severance payments, health benefits, outplacement services and facility closure costs.

Interest income. Interest income increased by $6,000 to $88,000 for the three months ended September 30, 2004, from $82,000 for the three months ended September 30, 2003. Interest income consists of interest on our cash, cash equivalents and short-term investments. The increase reflects an increase in interest rates which was partially offset by declines in the balances of cash, cash equivalents and short-term investments held during the quarter compared with the same quarter last year.

Interest expense. Interest expense decreased by $7,000 to $23,000 for the three months ended September 30, 2004, from $30,000 for the three months ended September 30, 2003. The decline was primarily attributed to a decrease in interest on our term loans as the result of a decline in the average balances on our outstanding debt during the quarter compared with the third quarter of last year. We expect interest expense to increase in future quarters due to the drawing of $1.4 million in September 2004 and any other additional borrowings under on our credit facility. (See Note 7)

Other income or expense, net. Other income or expense, net, changed by $12,000 as the result of changes in net foreign exchange gains and losses.

Comparison of nine months ended September 30, 2003 and 2004

Revenues. Total revenues decreased by $3.6 million, or 12%, to $27.6 million for the nine months ended September 30, 2004, from $31.2 million for the nine months ended September 30, 2003. The decrease was the result of a decline in software license revenue of approximately $6.4 million, or 45%, from the corresponding period of 2003, which was partially offset by an increase in both software services and maintenance and professional services revenues.

•	Software license revenue decreased by $6.4 million, or 45%, to $8.0 million for the nine months ended September 30, 2004, from $14.4 million for the nine months ended September 30, 2003. The decrease was attributable to (1) a decline in license sales to the U.S. federal government sector, (2) the effects of the change in our sales strategy and the subsequent negative and disruptive impact this change had on our sales force’s ability to complete sales during the first nine months of 2004 and (3) the limited size and poor quality of the sales pipeline of opportunities at the beginning of 2004. Software license revenue represented 29% and 46% of total revenues for the nine months ended September 30, 2004 and 2003, respectively.

•	Software services revenues, which include our ASP and hosting services, increased by $1.7 million, or 27%, to $7.7 million for the nine months ended September 30, 2004, from $6.0 million for the nine months ended September 30, 2003. The increase resulted from an increase in revenues related to higher usage under our ASP usage-based pricing contracts, an increase in subscription sales, and the recognition of revenues related to time expired ASP minutes on certain customer contracts. Software services revenues represented 28% and 20% of total revenues for the nine months ended September 30, 2004 and 2003, respectively.

•

Maintenance and professional services revenues, which includes our maintenance and support, consulting and education services, increased by $1.3 million, or 12%, to $12.0 million for the nine months ended September 30, 2004, from $10.7 million for the nine months ended September 30, 2003. The increase was attributable to high renewal rates on our annual maintenance and support contracts combined with new maintenance contracts added in the last year on software license sales. Also, to a lesser extent, the increase was due to higher revenues from consulting and education services due to improved productivity rates of consulting personnel, increased effective billing rates and an increase in reimbursable travel costs. Maintenance and professional services revenues represented 43% and 34% of total revenues for the nine months ended September 30, 2004 and 2003, respectively.

Cost of license revenue. Cost of license revenues decreased by $232,000, or 55%, to $194,000 for the nine months ended September 30, 2004, from $426,000 for the nine months ended September 30, 2003. The decrease was attributable to lower variable royalty costs due to a lower amount of license sales for the first nine months of 2004 as compared to the same period a year ago and lower fixed royalty costs. Cost of license revenues was 2% and 3% of license revenues for the nine months ended September 30, 2004 and 2003, respectively.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which has been amortized over a three-year estimated useful life. Amortization of acquired developed technology was $233,000 and $525,000 for the nine months ended September 30, 2004 and 2003, respectively. No further amortization costs will be incurred as the asset has been fully amortized.

Cost of software services revenues. Cost of software services revenues increased by $53,000 to $1.8 million for the nine months ended September 30, 2004, from $1.7 million for the nine months ended September 30, 2003. The slight increase was due to a higher percentage of total support costs allocated to ASP technical support based on growth in customer call volume and an increase in teleconferencing. Cost of software services revenues was 23% and 29% of software services revenues for the nine months ended September 30, 2004 and 2003, respectively.

Cost of maintenance and professional services revenues. Cost of maintenance and professional services revenues increased by $73,000 to $3.2 million for the nine months ended September 30, 2004 from $3.2 million for the nine months ended September 30, 2003. The slight increase was primarily related to employment fees associated with the hiring of our new senior vice president of Professional Services in September 2004 and an increase in reimbursable travel costs. Cost of maintenance and professional services revenues was 27% and 30% of maintenance and professional services revenues for the nine months ended September 30, 2004 and 2003, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $657,000, or 4% to $16.8 million for the nine months ended September 30, 2004, from $16.2 million for the nine months ended September 30, 2003. The increase was due to a larger investment in our advertising and marketing partner programs to support our new sales strategy, an increase in personnel-related expenses attributable to the hiring of several new managers during the first half of 2004 and an increase in severance charges. Offsetting these increases were (1) reductions in sales commissions and bonuses due to lower sales for the first nine months of 2004, (2) a lower amount of expenses allocated from the professional services organization due to a decrease in the amount of time spent on presales activities, (3) a reduction in stock compensation charges related to stock options issued in 1999 and 2000 and (4) a decrease in bad debt expense reflecting a lower amount of accounts receivable at September 30, 2004 compared to the same date last year. Sales and marketing expenses were 61% and 52% of total revenues for the nine months ended September 30, 2004 and 2003, respectively.

Product development expenses. Product development expenses decreased by $874,000, or 10%, to $7.9 million for the nine months ended September 30, 2004, from $8.8 million for the nine months ended September 30, 2003. The decrease was primarily due to declines in personnel-related expenses and overhead costs as a result of the closing of our North Carolina product development facility and the subsequent workforce reduction associated with it. Product development expenses were 28% of total revenues in each of the nine month periods ended September 30, 2004 and 2003, respectively.

General and administrative expenses. General and administrative expenses decreased by $910,000, or 12%, to $6.6 million for the nine months ended September 30, 2004, from $7.5 million for the nine months ended September 30, 2003. The decrease was primarily the result of reductions in (1)stock compensation charges related to the departure of our former President and Chief Operating Officer and to stock options issued in 1999 and 2000, (2) a decrease in executive bonuses over the same period last year, (3) lower personnel-related expenses due to the reduction in workforce in the second quarter as well as the departure of our former President and Chief Operating Officer in October 2003 whom was not replaced and (4) employment fees incurred in prior year related to the executive search for our Chief Executive Officer. General and administrative expenses were 24% of total revenues for both of the nine months ended September 30, 2004 and 2003.

Restructuring charges. During the first nine months of 2004, we incurred restructuring charges totaling $788,000 related to cost reduction initiatives. These initiatives included the closing of our product development facility located in Morrisville, North Carolina and a reduction in headcount by 18%, or 48 employees. The charges consisted primarily of severance payments, health benefits, outplacement services and facility closure costs.

Interest income. Interest income decreased by $38,000 to $273,000 for the nine months ended September 30, 2004, from $311,000 for the nine months ended September 30, 2003. Interest income consists of interest on our cash, cash equivalents and short-term investments. The decrease primarily reflects declines in the balances of cash, cash equivalents and short-term investments held during the period compared with same period last year.

Interest expense. Interest expense decreased by $46,000 to $60,000 for the nine months ended September 30, 2004, from $106,000 for the nine months ended September 30, 2003. The decrease was attributed to a reduction in interest on our term loans as the result of a decrease in the average balances on our outstanding debt and a decrease in the bank’s prime interest rate.

Other income or expense, net. Other income or expense, net, changed by $67,000 to reflect a net expense of $61,000 for the nine months ended September 30, 2004, from a net income of $6,000 for the nine months ended September 30, 2003, as the result of changes in net foreign exchange gains and losses.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $12.2 million and short-term investments of $14.5 million, a decrease of $1.2 million of cash and cash equivalents from $13.4 million at December 31, 2003, and a decrease of $1.0 million of short-term investments from $15.5 million as of December 31, 2003. The net combined decrease of $2.2 million for cash, cash equivalents and short-term investments for the nine-month period ended September 30, 2004, resulted primarily from cash used to fund operations of $7.5 million, repayment of debt of $1.6 million and purchases of fixed assets of $1.0 million, partially offset by the maturity of long term investments of $5.9 million in the first quarter of 2004, a drawing under our credit facility of $1.4 million during the third quarter of 2004 and proceeds from the issuance of common stock of $667,000. Our working capital defined as our current assets less our current liabilities, as of September 30, 2004 was $14.2 million, compared to $16.5 million as of December 31, 2003.

Cash used in operating activities of $7.5 million for the nine months ended September 30, 2004, was primarily the result of a net loss of $9.8 million, a decrease in accrued expenses of $584,000, an increase in prepaid expenses of $262,000, and a decrease in accounts payable of $259,000, offset by a decrease in accounts receivable of $2.2 million and non-cash charges for depreciation and amortization and stock based compensation, with an offsetting decrease in the provision for bad debts, in the aggregate of $1.3 million. For the nine months ended September 30, 2003, our operating activities had resulted in net cash outflows of $3.3 million primarily due to a net loss $6.9 million, offset by non-cash charges, including depreciation and amortization, stock-based compensation and an increase in the provision for bad debts in the aggregate of $2.9 million, and an increase in deferred revenue of $666,000.

Cash provided by investing activities of $5.8 million for the nine months ended September 30, 2004 consisted of maturities of short- and long-term investments of $45.1 million offset by purchases of short-term investments of $38.1 million and purchases of $1.0 million of property and equipment, primarily computer equipment and software, for support of current operations. For the nine months ended September 30, 2003, our investing activities had resulted in net cash flows outflows of $11.7 million resulting from purchases of short-term investments of $50.8 million and the purchase of $511,000 of property and equipment for support of current operations, offset by maturities of short-term investments of $39.5 million.

Cash provided by financing activities of $487,000 for the nine months ended September 30, 2004, related to a drawing of $1.4 million in September 2004 under our credit facility and $667,000 of proceeds from issuance of common stock in connection with the employee stock purchase plan and the exercise of stock options, offset by principal payments of $1.6 million on term loans under a credit facility. For the nine months ended September 30, 2003, cash used in financing activities was $769,000 due to payments made on term loans offset by receipts from the issuance of common stock in connection with the employee stock purchase plan, the exercise of stock options and drawings under our credit facility.

Days sales outstanding, or DSO (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at September 30, 2004 was 53 days, a decline of 6 days compared to DSO of 59 days at December 31, 2003. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable balance and DSO may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customer’s payment cycle. Historically, international customers and resellers pay at a slower rate than domestic customers and indirect channel partners. An increase in revenue generated from international customers and resellers may increase our DSO and accounts receivable balance. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

At September 30, 2004, $701,000 in term loans was outstanding under a previously existing equipment line of credit as compared to $2.3 million outstanding at December 31, 2003. The balance outstanding, representing three separate loan advances, is payable in fixed monthly payments of principal and interest of $35,000, $9,000 and $8,000, maturing at different times through June 2006. Interest was charged at prime plus 0.5% at the initiation of each of the loan advances, or 5.25%, 4.75% and 4.75%, respectively. All borrowings are secured by substantially all of Centra’s assets.

In September 2004, the Company amended its equipment line of credit agreement to allow for additional borrowings of $2.5 million through September 2005. The Company had made a drawing under the amended line of credit of $1.4 million in September 2004, which is payable in thirty-six monthly principal payments of approximately $38,000 plus interest maturing in September 2007. Interest is payable monthly based on the prime rate (4.75% at September 30, 2004) plus 0.5%. The amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and investments of $10 million and, as of October 31, 2004, to hold all of the Company’s cash, cash equivalents and investments in operating, deposit and investment accounts at the bank. At September 30, 2004, the company was in compliance with the covenants under the equipment line of credit and approximately $1.1 million remained available for borrowings.

Capital expenditures totaled $1.0 million and $511,000 for the nine months ended September 30, 2004 and 2003, respectively. Our capital expenditures consisted of purchases of assets to manage our internal operations and our ASP service, including computer hardware and software. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures to increase over the next twelve months as we continue to expand our ASP service infrastructure and improve and expand our internal information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

In June 2004, we incurred a restructuring charge of $547,000 related to an 18% reduction in our worldwide workforce and the closing of the Company’s product development facility in Morrisville, North Carolina. The restructuring charge consisted of severance payments, health benefits and outplacement services. In the quarter ended September 30, 2004, we completed the closure of the Morrisville facility resulting in an additional $241,000 restructuring charge, consisting of additional plant closure costs, severance, health benefits and outplacement services. The accrued and unpaid amount of these charges at September 30, 2004 was $315,000, which we expect to pay out through May 2005.

Over the past two years, in response to business challenges and economic conditions, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. This has resulted in a decrease in our cash used in operations; however, as of September 30, 2004, we still use more cash to operate our business than we generate in revenues. As discussed above, we anticipate that our overall operating expenses for the remainder of 2004 will decline on a percentage basis of total revenues. We anticipate that such operating expenses, along with capital expenditures, will constitute the most significant use of our cash resources. However, if we have the opportunity, we may also use our cash resources to fund acquisitions or investments in complementary businesses, technologies, products or services. We believe that our existing cash, cash equivalents and short-term investments, which totaled $26.6 million at September 30, 2004, will be sufficient to meet our anticipated cash requirements for operating expenses, capital expenditures and any strategic efforts for at least the next 12 months. Thereafter, we may need to raise additional funds to support our operations, particularly if our strategic sales and marketing efforts do not produce the desired results. We might also need to seek additional financing if we were to identify a strategic opportunity that required more cash than we had available at such time. If we did seek to raise additional funds, though, we may not be able to obtain them on terms that are favorable or acceptable to us. See “Factors That Could Affect Future Results—We may require additional funds” in this Item 2.

Commitments and Contingencies

As of September 30, 2004, our primary financial commitments consisted of obligations outstanding under long-term debt, operating leases and other contractual obligations. In our Annual Report on Form 10-K for the year ended December 31, 2003, we included under the heading “Commitments and Contingencies” a table setting forth the Company’s commitments and contingencies as of that date.

Factors That Could Affect Future Results

As defined under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this report contain “forward-looking statements,” including but not limited to statements about the beliefs and expectations of management regarding the Company’s future performance, the Company’s strategic initiatives, its ability to achieve and maintain a leadership position in real-time conferencing and collaboration, demand for the Company’s software services and management’s goals and objectives regarding future results of operations. These statements reflect management’s beliefs and expectations as of the date of this report, and involve risk and uncertainties that may cause actual results, events and performance to differ materially. These risk factors include, but are not limited to: risks associated with our ability to successfully execute our strategic plan, the effects of our recent cost-cutting measures on our results of operations, product demand for and market acceptance of our current and future products, our ability to achieve profitability, our ability to execute our marketing, sales and distribution initiatives, the impact of competitive products and pricing, the effects of changes in the senior management team, system failures that disrupt our hosted and ASP services, the effect of economic conditions generally on the market for IT spending and for our products, the results of our future research and development activities, reliance on third-party technology, technological difficulties and/or other factors outside our control. If any of the events described below were to actually occur, then our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline. There is no assurance that we will be able to implement our operating plans as anticipated or achieve projected revenue and earnings goals.

Important factors that could cause our actual results to differ from the forward-looking statements described above include, but are not limited to, the factors outlined below.

We may not successfully execute our strategic plan.

Earlier in 2004, we decided to implement a new business strategy focused on growing our leadership position in the collaborative learning market segment of application software, services and solutions for online business communications and collaboration, and leveraging that leadership to increase penetration of other collaboration market segments and to broaden usage of our products throughout the enterprise with the goal of significantly growing our annual revenues and achieving profitability. Our strategic initiatives include the enhancement of our solutions. We can give no assurance as to whether and when we can successfully make the transition to this new sales strategy of selling specialized solutions or when the expanded version of the solutions will be available to sell, that our sales force can effectively sell solutions on an enterprise-wide basis, and whether our target customers will purchase the expanded version of these solutions once they are available. If we are not successful in achieving our strategic objectives, then our liquidity and working capital will be materially diminished and the value of our stockholders’ investments could decline significantly.

Our cost cutting efforts could impede our ability to successfully execute our strategic plan

In furtherance of the objectives of our new business strategy, we developed a plan to spend an additional $8 million in 2004 over our 2003 expenditure rate for sales and marketing to develop new channel partnerships, enhance our relationships with existing customers, expand international operations, implement new initiatives that improve sales execution and consistency and attract new customers with targeted messaging, print advertising, public relations efforts and lead generation marketing programs. However, our strategic initiatives will take time to translate into higher revenues and profitability, and our results in the first half of 2004 were below our initial expectations due to the limited size and poor quality of our sales pipeline of opportunities at the beginning of 2004. We now anticipate that it will take longer than we previously thought before we begin to see significant annual revenue growth as a result of our efforts. Therefore, during the quarter ended June 30, 2004, we decided to scale back our planned increases in sales and marketing expenses until such time that our new solutions begin to achieve market acceptance, and we implemented initiatives to reduce our costs by $3 million to $4 million annually by closing our development facility in North Carolina and reducing our worldwide workforce by 18%. Our cost cutting efforts, including our delay in increasing sales and marketing expenses could impede our ability to successfully execute our strategic plan.

We have incurred substantial losses in the past and may not achieve profitability in the future.

We incurred net losses of $7.9 million in the year ended December 31, 2003 and $9.8 million for the nine months ended September 30, 2004. We had an accumulated deficit of $97.9 million at September 30, 2004. We cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve and maintain profitability, then our investors’ expectations may not be met and the market price of our common stock may fall.

Our success depends on our ability to execute our marketing, sales and distribution initiatives.

To increase our revenues, we must increase our brand awareness through advertising and other marketing initiatives, and improve the effectiveness of our direct field sales force and current distribution channels and partner programs, including value-added resellers, integrated technology solution partners and marketing partners. We will continue to focus on improving the productivity and effectiveness of our direct sales organizations through training and focused marketing programs. Early in 2004 we announced that we planned to increase sales and marketing expenses by approximately $8 million in 2004. However, we recently decided to scale back our planned expenditures as part of our cost-cutting measures following our performance during the first half of 2004. Also, we cannot be sure that we will be successful in hiring, training and motivating our sales staff to increase productivity or in retaining qualified sales personnel. In addition, we must effectively leverage our relationships with our indirect channel partners. Our existing, or future, indirect channel partners may choose to devote greater resources to marketing and supporting the products of other companies including our competitors. Also, we may face conflicts between our sales force and our indirect channel partners. Our inability to effectively optimize the efforts of our marketing initiatives, our direct sales organization, our partners and our indirect distribution channel could limit our future revenue growth and hurt our future operating results. See “We may not successfully execute our strategic plan.”

Our future success depends to a significant degree on our senior management team.

Since June 2003, we have effected a number of significant changes to our senior management team, including the departure of our founder and Chief Strategy Officer, Leon Navickas in September 2004. Our future success will depend in part on our ability to carry out the transition in senior management and to integrate the new people and positions into our operations, as well as on the efforts of our other senior managers. Changes in our management team or the inability of our executive officers and key employees to work effectively as a team could have a material adverse effect on our business, operating results and financial condition.

Delays in sales could cause significant variability in our revenues and operating results for any particular period.

We generally need to educate potential customers regarding the benefits of our real-time conferencing, collaboration and learning products and services before they will commit to the purchase of our products. Our sales cycle varies depending on the size and type of customer contemplating a purchase, the complexity of the customer’s purchasing process and whether we have conducted business with the customer in the past. Both new and existing customers frequently need to obtain approvals from multiple decision makers within their organization prior to making purchase decisions. We expect that the sales cycle will continue to be characterized by these features as we move towards selling broader enterprise-based solutions and larger, multi-year contracts.

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

While our products can be deployed at a customer’s premises or on its network as a packaged software application, we also deliver our products as an ASP or hosted service utilizing our network. Our hosted services and ASP services depend on the efficient and continued operation of our internal and outsourced computer and communications hardware and software systems and our ability to avoid and mitigate any interruptions in service or reduced capacity. Some of our communications hardware and software is hosted at third-party facilities. These third-party providers are vulnerable to business and economic uncertainties as well as damage or interruption from human error, telecommunications failures, computer viruses, sabotage, and intentional acts of vandalism, all of which may affect their ability to continue to provide services. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, any significant interruption in our service could result in losses to our customers. Although we attempt contractually to disclaim liability for any such losses, a court might not enforce a limitation on our liability, which could expose us to financial loss.

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

If we are unable to complete our assessment as to the adequacy of our internal controls over financial reporting as of December 31, 2004 as required by Section 404 of the Sarbanes-Oxley Act of 2002, or if material weaknesses are identified and reported, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in their annual reports on Form 10-K a report of management on the company’s internal control over financial reporting, including management’s assessment of the effectiveness of the company’s internal control over financial reporting as of the company’s year end. In addition, the accounting firm auditing a public company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls. While Centra has expended significant resources in developing the necessary documentation and testing procedures, 2004 will be the first year for which we must complete the assessment and undergo the attestation process required by Section 404 and there is a risk that we may not comply with all of its requirements. If we do not timely complete our assessment or if our internal controls are not designed or operating effectively as required by Section 404, our accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal controls or may issue a qualified opinion on the effectiveness of the company’s internal controls. In addition, although no known material weaknesses exist at this time, it is possible that material weaknesses in our internal controls could be found. If we are unable to remediate such material weaknesses arising by December 31, 2004, our accounting firm would be required to issue an adverse opinion on our internal controls. If our account firm disclaims an opinion as to the effectiveness of our internal controls or if they render an adverse opinion due to material weaknesses in our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

The success of our strategy depends on our ability to license and integrate third-party technology to enhance our products.

Our ability to enhance and deliver our solutions is dependent upon our ability to license, under commercially reasonable terms, third-party software that enhances, enables or provides additional functionality for our expanded solutions. If we are not able to successfully license third-party software to incorporate into our products we may not be able to timely deliver more robust versions of our solutions. In addition, the third-party software which we intend to license may or may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to obtain or maintain these license arrangements, failure of the third-party vendors to provide updates, modifications or future versions of their software or defects and errors in, or infringement claims against, those third-party products could delay or impair our ability to develop and sell our products and execute against our strategic plan.

Our success depends on our ability to protect our proprietary rights.

Our success depends to a significant degree upon the protection of our software and other proprietary technology. If we fail to protect our proprietary rights, other companies might use our technology to introduce competing products or services that compete with ours, without paying us for our technology. This could have a material adverse effect on our business, operating results and financial condition. Our proprietary technology and intellectual property includes one pending U.S. patent application, which has not yet been approved, and the Centra ® trademark, among others. We depend upon a combination of patent and trademark laws, license agreements, non-disclosure and other contractual provisions to protect proprietary and distribution rights of our products. In addition, we attempt to protect our proprietary information and those of our vendors and partners through confidentiality and license agreements with our employees and others. Although we have taken steps to protect our proprietary technology, they may be inadequate. Existing trade secret, copyright and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resorted to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

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

Foreign Currency

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. International sales are typically denominated in euros, British pounds, Australian dollars or in U.S. dollars. Since some of our sales internationally are currently priced in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. We generated approximately 19% and 18% of our revenues outside of the United States in the nine months ended September 30, 2003 and 2004, respectively. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets. Realized and unrealized gains and losses resulting from foreign exchange transactions are netted and included in other expense, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of September 30, 2004, would not have a material impact on the Company’s results of operations for the nine months ended September 30, 2004.

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

Investments in fixed rate interest earning financial instruments are subject to interest rate risk and would decrease in value if market interest rates were to increase. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the fair value of the portfolio. If market interest rates were to decline, the interest earned on our investment portfolio would decrease. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the nine months ended September 30, 2004, would have decreased by less than $160,000. This estimate assumes that the decrease occurred on the first day of the period and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will largely depend on the gross amount of our portfolio.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management will evaluate our internal controls over financial reporting as of December 31, 2004, and our independent auditor will report on management’s evaluation process as well as provide their own assessment of our internal controls over financial reporting as of December 31, 2004. In preparation for this evaluation, management has increased certain documentation and testing of our internal controls over financial reporting, although we have not made any substantive changes.

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

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. On June 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has not yet ruled on this motion. Centra plans to participate in this settlement, which has been negotiated, and will be fully funded directly to the plaintiffs, by Centra’s insurers. The settlement is subject to court approval. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

EdiSync Patent Claim

On August 19, 2003, a complaint was filed against the Company and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. The Company believes it has meritorious defenses and intends to vigorously defend this action. The Company filed a request for re-examination of the patents at issue with the U.S. Patent and Trademark Office as patent counsel to the Company is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Company believes that it has meritorious defenses and the Company intends to vigorously defend this action.

Employment Claim

On September 3, 2004, a former employee of the Company filed a complaint with the Massachusetts Superior Court (civil action no. 04-3479) against the Company and two of its executive officers alleging wrongful termination and discrimination against the employee on the basis of age, race and gender in connection with the employee’s employment with the Company and subsequent termination. The complaint seeks remedies including damages in an unspecified amount. The Company has filed a motion to dismiss certain of the claims in the complaint as well as an answer to the complaint, which it believes is without merit. The Company intends to vigorously defend this action.

Item 2. Changes in Securities and Use of Proceeds

(a) Use of Proceeds from Sales of Registered Securities

On February 8, 2000, we closed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-89817) that was declared effective by the Securities and Exchange Commission on February 3, 2000. Our net proceeds from the offering were approximately $73.2 million. From the effective date through September 30, 2004, we used approximately $6.5 million for payments of dividends to preferred shareholders, $37.4 million to fund operations, $1.5 million for capital expenditures, $1.7 million for payment of MindLever debt, $3.3 million for the MindLever acquisition and $6.3 million to pay amounts outstanding under our loans. As of September 30, 2004, we had approximately $16.5 million of net proceeds remaining, and pending use of these proceeds, we intend to invest such proceeds primarily in highly liquid money market accounts and government-backed securities as defined in our current investment policy.

Item 5. Other Information

In September 2004, the Company amended its equipment line of credit agreement to allow for additional borrowings of $2.5 million through September 2005. The Company had made a $1.4 million drawing under the amended line of credit in September 2004, which is payable in thirty six monthly principal payments of approximately $38,000 plus interest maturing in September 2007. Interest is payable monthly based on the prime rate (4.75% at September 30, 2004) plus 0.5%. The current amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and investments of $10 million and, as of October 31, 2004, to hold all of the Company’s cash, cash equivalents and investments in operating, deposit and investment accounts at the bank. At September 30, 2004, approximately $1.1 million remained available for borrowings under the line.

Item 6. Exhibits

(a)	Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.2 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference)

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Cumulative Preferred Stock of Centra Software, Inc. (filed as exhibit 4.2 to our Current Report on Form 8-K filed April 22, 2002, and incorporated herein by reference)

3.3	Amended and Restated By-Laws (filed as exhibit 3.4 to the Company’s Registration Statement, on Form S-1, File No. 333-89817 and incorporated herein by reference)

10.1	Sixth loan modification agreement dated September 28, 2004, between Centra Software, Inc. and Silicon Valley Bank.

10.2	Fourth Amendment to Lease, dated as of July 30, 2004, between Centra Software, Inc. and Trustees of Elandzee Trust (filed as exhibit 99.1 to our Current Report on Form 8-K filed August 5, 2004, and incorporated herein by reference).

10.3	Consulting and Confidentiality agreement dated September 30, 2004 between Centra Software, Inc. and Leon Navickas.

31.1	Form of Section 302 Certification signed by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Form of Section 302 Certification signed by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Form of Certification signed by Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Form of Certification signed by Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 9, 2004.

Centra Software, Inc.

By:	/s/ Stephen A. Johnson
Stephen A. Johnson Chief Financial Officer, Treasurer, and Secretary (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

(a)	Exhibits

Exhibit	Description
10.1	Sixth loan modification agreement dated September 28, 2004, between Centra Software, Inc. and Silicon Valley Bank.

10.3	Consulting and Confidentiality agreement dated September 30, 2004 between Centra Software, Inc. and Leon Navickas.

31.1	Form of Section 302 Certification signed by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Form of Section 302 Certification signed by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Form of Certification signed by Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Form of Certification signed by Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002