Form 10-K
period 2004-12-31
CENTRA SOFTWARE INC
filed 2005-03-16
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–K

For annual and transition reports pursuant to sections 13 or 15(d) of the

Securities Exchange Act of 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000–27861

Centra Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04–3268918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

430 Bedford Street, Lexington, MA 02420

(Address of Principal Executive Offices)

(781) 861–7000

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of the Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)     Yes ☑        No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $57,164,000 as of June 30, 2004 based on the last sale price of the Common Stock as reported on the NASDAQ National Market for that date ($2.25 per share.) There were 27,701,766 shares of the registrant’s Common Stock issued and outstanding on March 1, 2005.

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

AVAILABLE INFORMATION

Our Internet address is www.centra.com. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission.

PART I

ITEM 1.     BUSINESS

Centra Software, Inc. was formed as a Delaware corporation in 1995. For financial information about our business, see our consolidated financial statements and the related notes thereto found in Item 8 of this report. Centra® and other terms describing our products or services that contain the term “Centra” are trademarks or registered trademarks of Centra Software, Inc. All other brand or product names referred to throughout this report may be trademarks or registered trademarks of their respective owners.

Company Overview

We provide specialized application software solutions for online business communication, collaboration and learning. Our products and services help organizations automate important business processes by using corporate networks and the Internet to integrate real-time, group-oriented human interactions with online business initiatives. These real-time, group events can range from ad hoc, one-on-one online meetings to highly interactive, structured, collaborative learning sessions to prescheduled Web seminars for larger audiences. They are key elements of business processes that include collaborative learning, enterprise application rollout, online selling and customer acquisition programs.

Our customers use our products and solutions to:

•	accelerate product introductions;

•	deliver hands-on training of new software applications;

•	effect change-management initiatives;

•	expand training and certification to employees and external channel partners;

•	facilitate customer interaction and online selling; and

•	support project management activities.

In addition, we offer consulting, education, content creation and support services that enable our customers to successfully implement, deploy and support our products and solutions throughout their organizations.

Our products are available as packaged software license applications or through our application service provider, or ASP, service. Based on a common collaboration framework, our products and services support a wide range of convenient business interactions online, including real-time virtual learning, large scale Web conferences and live, interactive Web meetings. Each real-time collaboration interface includes capabilities for Voice-Over-Internet-Protocol, or VoIP, audio, Web-based video, software application sharing, real-time data exchange, facilities for session recording and playback and content management capabilities. These products and services allow organizations to increase the productivity of their members and enhance the effectiveness of knowledge transfer while reducing travel, facilities and telecommunications costs.

In April 2001, we completed the acquisition of MindLever.com, Inc., or MindLever, a privately-held provider of management systems for learning content with standards-based solutions for creating, storing, and delivering live and self-paced learning content in the form of personalized eLearning programs. As a result of this acquisition and through continuing integration efforts, our products and services for live collaboration were expanded to include capabilities and tools for rapid content authoring and for the management of proprietary content, session recordings, and other third-party, standards-compliant content in a centralized, online content repository, providing richer workflow support for business processes.

Strategic Developments

In April 2004, we began to market and sell a series of specialized solutions, based on best practices gained while working with our customers, that consist of our existing products and services including our proven technology platform, together with an integrated learning content management system, business workflow tools, third-party software integration and professional services. These specialized solutions are designed to enable groups of people to work more efficiently by automating important projects online. The specialized solutions— Centra® for Enterprise Application Rollout, Centra® for Sales Effectiveness, Centra® for Collaborative Learning, and Centra® for Customer Acquisition—are intended to allow customers to automate and facilitate the planning, execution and evaluation phases of their important business processes.

In June 2004, we introduced the Enterprise Advantage Subscription (EAS) pricing model, a multi-year, flat annual fee, high volume or unlimited use licensing program designed to enable large organizations to meet increasing demand for online collaboration solutions. The EAS model is designed to promote greater use of our products within an organization by providing a fixed annual cost for the unlimited use of our software or ASP service along with maintenance and support and a subscription to our online training classes included as part of a bundled package. This eliminates many of the buying challenges that our customers face when trying to decide on the right number of software licenses or ASP service capacity to purchase, forecast usage, justify up-front capital expenditure, and prevent overage charges for exceeding usage allowances. EAS pricing is primarily based on the end-user population size of the buyer’s organization or entity. This new pricing model eliminates the administrative burden of managing a specified number of licenses and provides enterprises with predictable subscription payments; simple, flexible licensing; and greater return on investment. By bundling support services and providing an ASP option, the new model also addresses a purchasing trend toward “software as a service” for the convenience of a completely outsourced solution.

In October 2004, we entered into an agreement with EMC Documentum, a technology provider of content management solutions, under which we will integrate their Enterprise Content Management platform with our core technology. We anticipate having this integration available in the first half of 2006. However, we can make no assurances that we will be able to do so by then or at all. Accordingly, we make no specific commitment to deliver such future integration.

Our Centra® 7.5 release, referred to as “Centra Live”, which is anticipated to be available in June 2005, will include a new native Microsoft client architecture that will eliminate our dependence on Microsoft JVM and support clients in both Macintosh and Citrix environments in the future. Centra 7.5 will also include video enhancements, expanded audio options, enhanced tools for interactivity, and enhanced reporting capabilities and services. In addition to the Centra 7.5 release, we are developing add-on modules for our specialized solution, Centra for Enterprise Application Rollout, to provide users with “moment-of-need” support by integrating with an Electronic Performance Support System and a help desk communication software application that will better enable users to access support and provide more rapid escalation for support.

We intend to release both Centra 7.5 and the add-on modules in June 2005, but we can make no assurances that we will be able to do so by then or at all. Accordingly, we make no specific commitment to deliver such future release or add-on modules.

As of December 31, 2004, we had sold our products and services to more than 1,400 customer organizations. Our customer base spans multiple industry segments, including financial services, pharmaceutical, government, manufacturing, higher education and telecommunications.

Industry Background

Today’s business environment has become more challenging for large and small organizations regardless of their industry or market sector. Corporations, government agencies and universities are feeling pressure from many directions, including globalization, shrinking margins, shorter product life cycles and customer expectation for innovation, improved service delivery and speed to market. Companies and organizations are utilizing the ubiquity and capabilities of the Internet to accelerate critical business processes, improve productivity, create revenue-generating opportunities, leverage employee knowledge and expertise, and lower operating costs. To achieve these goals, organizations are implementing collaborative technologies that can provide more value than generic Web-conferencing tools, enable them to share and exchange business-critical information with geographically distributed customers, partners, prospects and employees, and help them acquire the skills they need to reach their business goals faster. To be truly effective, however, these technologies must be capable of streamlining entire business processes in departments, such as sales, marketing and training, by facilitating the workflow that occurs before, during, and after online meetings, events or classes. These technologies must support the numerous ways in which people collaborate, learn and manage the knowledge assets of an organization, including:

•	one-to-one customer and sales interactions, such as problem resolution, mentoring, and remote product demonstrations;

•	one-to-many seminar and presentation events, such as large-scale marketing events, and executive broadcasts;

•	many-to-many learning and interactive teamwork sessions, such as virtual instructor-led classes, university extension programs, and remote team projects; and

•	individual, on-demand learning activities, such as personalized learning tracks that blend documents, Web-based content, archived recordings and scheduled live online classes.

Many generic Internet-based communication tools, including chat rooms, instant messaging, Web meetings, Web conferences and screen sharing software, address only ad-hoc and discrete collaboration tasks and are not integrated with a common user interface, back-end management system, or existing operating databases or enterprise applications. Therefore, they are difficult to adopt as a permanent collaboration solution for repeatable business applications. In addition, these products do not support the broad range of user and content management capabilities required by businesses for truly effective real-time collaboration workflow.

To maximize return on software infrastructure investments for collaboration, companies require a solution that can integrate voice communication, video, content sharing and group interaction with existing business tools and software applications. In addition, a complete solution must support a broad range of live, self-service, and recorded group interactions in a variety of business contexts, supported by a common collaboration framework. The solution must allow customers, partners and employees to interact from any location, regardless of whether they are on a corporate network or on a low bandwidth dial-up connection, use VoIP or a standard teleconferencing bridge and provide anytime, anywhere access to knowledge and information by blending live online interaction with self-paced content and recordings. A complete solution for online Web event marketing must also support processes for registration and recruitment, lead source tracking, recorded event management, and attendance follow up. Finally, underneath these important process-oriented features and functionality, a complete online business communications and collaboration solution must have a reliable user management system environment that can grow to support and integrate with a company’s other electronic systems, such as e-commerce systems, enterprise computer systems, enterprise operating platforms and databases, other enterprise software applications, and emerging Web technologies.

The Centra Solution

We make secure, scalable, standards-based application software for online business communication, collaboration and learning. Our products are designed to enable effective, Web-based interaction and knowledge sharing among customers, partners and employees in a variety of business contexts. Our application software enables groups of people to quickly assemble, converse, interact, share content and work together in real-time over intranets, extranets and the Internet. In 2004, we combined our industry-leading application software platform, Centra 7, with third-party integration and professional services to introduce our specialized solutions: Centra for Enterprise Application Rollout, Centra for Sales Effectiveness, Centra for Collaborative Learning and Centra for Customer Acquisition. Centra 7 is an integrated real-time enterprise multimedia collaboration and knowledge delivery application that was created to support deeper integration with operational business activities: before, during, and after an on-line session. Centra 7’s capabilities include features for administering participants, managing in-session content, scheduling and recording online sessions and accessing recorded collaboration sessions after the event for on-demand learning or corporate compliance. Centra 7 was also designed to meet increasing enterprise requirements for scalability, performance, security and reliability through an enhanced server architecture that supports load balancing, fail-over, and recoverability and that supports creation of multiple “domains” that segregate content and user lists within an enterprise, if so desired by the customer.

Strategy

Our objective is to improve our leadership position in the collaborative learning market segment of application software, services and solutions for online business communications and collaboration. We intend to leverage that leadership to increase the use of our products throughout the enterprise and in other segments of the collaboration market. We intend to focus our sales and marketing efforts on selling to Global 5000 companies, government and higher education institutions. To achieve these objectives, we are pursuing the following strategies (although we can give no assurance that these strategies will be successful or that we will be able to achieve profitability as a result of them—see “Factors That Could Affect Future Results—We may not successfully execute our strategic plan,” in Item 7):

—	Further improve our core technology.

We intend to continue to support and expand our core technology platform including integration of our products with major enterprise applications, desktop email, messaging, and calendaring tools. In October of 2004, we entered into an agreement with EMC Documentum to deliver solutions that integrate our core technology with the EMC Documentum Enterprise Content Management platform. Our Centra 7.5 release, “Centra Live”, expected to be available in June 2005, will include a new native Microsoft client architecture that will eliminate our dependence on Microsoft JVM and support clients in both Macintosh and Citrix environments in the future. Centra 7.5 will also include video enhancements, expanded audio options, enhanced tools for interactivity, and enhanced reporting capabilities and services. In the future, we intend to add enhanced telephony integration to our core platform. We believe these product development initiatives are in line with the evolving requirements of organizations seeking to find solutions that enable distributed groups of people to work more efficiently and effectively through the online automation of important business processes. While we intend to release Centra 7.5 in June 2005 with the enhanced capabilities of our core technology as mentioned above and to release the integration with the EMC Documentum Enterprise Content Management platform in the first half of 2006, we can make no assurances that we will be able to do so by then for either of them, both of them or at all. Accordingly, we make no specific commitment to deliver such future releases.

—	Develop add-on modules for our specialized solutions.

We plan to develop add-on modules for our specialized solutions—Centra for Enterprise Application Rollout, Centra for Sales Effectiveness, Centra for Collaborative Learning, and Centra for Customer Acquisition—that broaden the capabilities and value of these solutions. We believe that if we develop additional functionality and forge technology partnerships with other leading companies that can add value to our solutions, we will be able to increase our competitive advantage by providing an end-to-end solution that combines collaborative workflows with important business processes. Initially, we are focusing on add-on modules for the Centra for Enterprise Application Rollout specialized solution. The add-on modules will include an Electronic Performance Support System and integration of help desk communication software that will better enable users to access support and provide more rapid escalation for support.

While we intend to release, in June 2005, the add-on modules to the Centra for Enterprise Application Rollout specialized solution, mentioned above, we can make no assurance that we will be able to do so by then or at all, and we make no specific commitment to deliver such add-on modules.

—	Improve and promote our extensive professional and customer services.

We believe that a company’s decision to purchase our products is based, in part, on our ability to provide a high level of customer service, integration assistance, content creation services, implementation assistance and technical support. To the extent that demand increases for our products, we plan to continue to invest in and enhance our customer service capabilities, including state-of-the-art training and education for our products, and professional consulting services, using the best practice methodologies for enterprise deployment and integration.

—	Offer innovative and flexible pricing options to customers.

In June 2004, we introduced the Enterprise Advantage Subscription (EAS) pricing model, a multi-year, flat annual fee, high volume or unlimited use licensing program designed to enable large organizations to meet increasing demand for online collaboration solutions. The EAS model is designed to promote greater use of our products within an organization by providing a fixed annual cost for the unlimited use of our software or ASP service along with maintenance and support and a subscription to our online training classes included as part of a bundled package. This eliminates many of the buying challenges that our customers face when trying to decide on the right number of software licenses or ASP service capacity to purchase, forecast usage, justify up-front capital expenditure, and prevent overage charges for exceeding usage allowances. EAS pricing is primarily based on the end-user population size of the buyer’s organization or entity. This new pricing model eliminates the administrative burden of managing a specified number of licenses and provides enterprises with predictable subscription payments; simple, flexible licensing; and greater return on investment. By bundling support services and providing an ASP option, the new model also addresses a purchasing trend toward “software as a service” for the convenience of a completely outsourced solution.

—	Create category awareness by leveraging existing customer usage.

We intend to establish ourselves as a leading provider of specialized solutions for online business communication, collaboration and learning by continuing to: 1) leverage our existing brand recognition in the collaborative learning segment of this marketplace, 2) promote our solutions and services to targeted new customers and 3) work with industry analysts to define the opportunity and leadership criteria for specialized online business communication, collaboration and learning solutions market. We believe that the online business communications and collaboration solutions market is, as yet, comparatively unrecognized by industry analysts and business media but that it is starting to attract increasing attention. Through our efforts to define and provide solutions for this market, we believe we can enhance our position as a leader in this market.

—	Leverage our direct field sales force to expand penetration in existing accounts and acquire new enterprise accounts.

An element of our sales strategy is to leverage our leadership position in the collaborative learning market segment to increase penetration of other collaboration market segments and to broaden usage of our products throughout the enterprise. We intend to focus on selling specialized solutions to large business accounts, instead of selling only stand-alone collaboration or learning products to departments and smaller groups within the organization. Our goal is to have these large business accounts select Centra as the standard, or one of the standards, for their entire company’s online business communication and collaboration needs. To that end, in 2004 we realigned our direct field sales representative territories to geographic areas with the highest concentration of these target customers. We also undertook to retrain our field sales force, hiring and training sales staff to sell to a new target customer class of senior information technology officers and other corporate executives of Global 5000 companies, government agencies and higher education institutions. We intend to leverage the time and resources invested in training the direct field sales force and making the transition from our previous sales strategy toward selling specialized solutions at the enterprise level. In 2005, we anticipate an increase in enterprise-level specialized solution sales as our direct sales force executes this strategy. We can give no assurance, however, that this strategy will prove to be successful. See “Factors That Could Affect Future Results—We may not successfully execute our strategic plan” in Item 7.

—	Evaluate strategic alternatives.

We plan to continue to evaluate strategic opportunities that complement our strategy. These opportunities may include agreements with companies or technologies that broaden our market opportunity and enable us to expand into adjacent areas or companies that can leverage our current solutions to extend Centra’s position in our current markets.

Products

Our products provide multiple functions, including ad-hoc and self-service interactive online meetings, structured virtual classes and large-scale Web seminars, and include a robust, integrated content management component. They provide access to users through firewalls and proxy servers, and deliver both half and full-duplex VoIP audio, live multi-point video, fully interactive application sharing and record and playback capabilities. They are designed to function over low-bandwidth network connections through a standard browser interface that is consistent for all products and easy to use through a small, downloadable client. Based upon a technological foundation employing Internet standards and Microsoft platform technologies, our products can be deployed on a single Microsoft Windows 2000 or 2003 server, and are designed to operate without any special hardware or network technologies. Our enterprise-class software products are designed to scale, as a customer’s usage requires, by adding additional servers or Internet protocol (IP) multicasting capabilities. We offer flexible deployment options, including on-premises software deployed behind a company firewall, a secure full-service ASP, an outsourced server hosting service, and the option to start with our ASP service and migrate to deploying the software on-premises, behind-the-firewall as needs change.

Centra 7, our enterprise-class application software, addresses a wide range of requirements for enterprise adoption of real-time collaboration solutions and is available in nine languages (English, French, German, Italian, Spanish, Danish, Japanese, simplified Chinese and traditional Chinese). Centra 7 includes integration with desktops for increased ease of use, and enhanced integration with departmental business processes through business application integration, and a system architecture that supports information technology (IT) integration, security, scalability, and reliability requirements for enterprise-wide deployment.

Centra 7 enables organizations to streamline business processes through online collaboration and learning. It consists of the following products:

Centra 7 for Virtual Classes. Centra 7 for Virtual Classes is designed for virtual classrooms and highly interactive teamwork. Its real-time collaboration features include full-duplex VoIP audio, integrated Web-based video, application sharing with mark-up, breakout rooms, whiteboards, slide mark-up, Web touring, text chat, real-time feedback, quizzes, surveys, graded assessments, and record and playback capabilities. Management capabilities include scheduling classes, enrolling students, and reporting student learning activity and assessment results, and passing information to leading Learning Management Systems.

Centra 7 for Web Seminars. Centra 7 for Web Seminars is designed for large-scale Web events, such as online seminars and corporate communications. Integrated capabilities for both VoIP and traditional teleconferencing audio provide customers with the choice that best suits their audience, infrastructure, and budget. Additional in-session features include streaming video, application sharing, record and playback, and system administration capabilities optimized for managing large groups of attendees. The Company’s pre- and post-event management functionality includes lead source tracking, online registration and reminders, post-event follow up and supports overall automation and efficiency of the Web event process.

Centra 7 for Self-Service Meetings. Centra 7 for Self-Service Meetings provides an easy-to-use virtual meeting facility where users can schedule, organize and run their own Web meetings with co-workers, customers, suppliers, partners, and prospects. Using Centra for Self-Service Meetings, individuals can hold online business meetings with others inside or outside their corporate network, using a personal meeting room for spontaneous meetings, or using Microsoft Outlook to organize a meeting for a later date and time. In-session features include Microsoft PowerPoint content import, VoIP audio, Web-based video, application sharing, real-time file transfer, and record and playback capabilities. Post-meeting features include an automated email summary.

Centra Knowledge Center. Centra Knowledge Center is designed to provide on-demand or assigned access to a wide variety of learning resources and corporate information assets stored in a centralized, standards-based, online content library. Its capabilities include content search and management, personalized learning tracks, learning program administration, skills tracking and assessment, and progress and performance reporting. Working with Centra 7 “live” products, Centra Knowledge Center delivers blended learning—or a mix of self-paced and real-time activity—to corporate enterprises for more effective on-the-job learning and knowledge transfer.

Specialized Solutions

Based on best practices gained while working with our customers, we began to market and sell four specialized solutions in 2004. These specialized solutions consist of our core products listed above, together with business workflow tools, third-party software integration and professional services. They are:

Centra for Enterprise Application Rollout. This specialized solution is designed to save organizations substantial expense by shortening application rollout cycles and lowering travel, facilities and telecommunication costs associated with traditional rollout methods. This solution enables customers to engage their users during the design phase, conduct project team meetings online, communicate executive support and project updates, rollout personalized training to thousands of employees through a combination of self-service and live online learning, and automate the gathering and reporting of the progress of the rollout and effectiveness metrics. In addition, we are currently developing add-on modules for this solution to provide users with “moment-of-need” support by integrating with an Electronic Performance Support System (EPSS) and a help desk communication software application (expected to be available in June 2005.) An EPSS offers one place where an employee can instantly find all of the information related to a particular process, procedure or business rule that is needed to perform their job.

Centra for Sales Effectiveness. This specialized solution is designed to assist sales forces and channel partners in the pursuit of sales opportunities through greater personnel productivity and marketing intelligence. This solution enables users to marshal corporate knowledge and resources along the steps in a sales cycle. It also enables organizations to accelerate field readiness when launching new products or responding to competitive actions, deliver product and sales methodology training, assess and track sales rep product knowledge and competency, conduct online sales presentations and meetings, provide individualized coaching sessions, launch products, and establish continuity by creating a channel knowledge center and measuring channel partner effectiveness.

Centra for Collaborative Learning. This specialized solution is designed as a complete eLearning delivery solution for ongoing individual development and accelerated knowledge transfer. Our Collaborative Learning solution provides capabilities that capture, share and manage information and skills in a variety of formats to meet the requirements of specific learners or job tasks. It enables customers to gain knowledge of new products and services and solve critical collaboration requirements around corporate eLearning programs, corporate universities, new employee orientation, customer training, soft skills training, executive education and HR benefits and policy updates.

Centra for Customer Acquisition. Our customer acquisition specialized solution automates online meeting events, extends marketing messages to prospective buyers and captures sales leads. This solution delivers Webinars and eConferences, facilitates online product launches, announcements and demos, and broadcasts events and cost-effective online user conferences.

We are developing add-on modules that provide additional capabilities to the Centra for Enterprise Application Rollout specialized solution expected to be delivered in June 2005. In the future, we plan to develop and introduce new add-on modules for our other specialized solutions . However, we can give no assurance as to the functionality of these additional capabilities or their delivery date. Also, we can give no assurance, that this approach to marketing and selling our products will be successful. See “Factors That Could Affect Future Results—We may not successfully execute our strategic plan,” in Item 7.

Professional Services and Support

Our global professional services organization provides comprehensive customer assistance programs, including consulting, education and training, content services, Web event services and maintenance and support services to aid our customers in optimizing the use and experience of our products. In addition, our professional services organization provides guidance and support to help customers solve their business problems and achieve their productivity improvement objectives with online collaboration and learning.

Consulting. We offer a wide range of consulting services to our customers to facilitate the efficient and cost-effective use of our products and services. Our consulting team is trained to align the value of our products with customer functional, learning and development, and information technology performance measures. Our proven deployment methodology provides a roadmap to help customers become productive quickly. Based on the unique needs of an organization, we offer custom development projects including business process analysis, customized system configuration, content migration, best practice audits and ongoing change management. Our consulting organization is also responsible for assisting customers with the installation and deployment of our products and offers extended services such as on-site training.

Education and Training. We provide education programs and courses to assist presenters, content developers, event managers, systems administrators, help-desk support professionals, implementation specialists and other professionals in the use of our products and services. Online and on-site courses and workshops led by expert instructors provide knowledge and skills to successfully deploy, use and maintain our products and services. These courses focus on the technical aspects of our products as well as business issues and processes related to collaborative learning, content creation and management, Web marketing and online business collaboration. Additional offerings include professional certification programs.

Content Services. We offer a range of content creation services where our instructional designers and content specialists design and develop presentations, courseware and proprietary content based on new or existing training content. In addition, we offer feedback and best practices on how to design and deliver content to increase the effectiveness of online sessions.

Web Event Services. We offer complete Web event services for the start-to-finish management of Web seminars including presenter training, practice sessions, custom Web registration pages, email management, in-session event moderators, event recordings and attendance reporting.

Maintenance and Support. Our standard maintenance and support agreement gives customers access to error corrections or bug fixes and rights to unspecified upgrades and enhancements on a when-and-if available basis as well as related technical support. Our technical support organization helps resolve technical inquiries, is available by telephone, email and fax or, if necessary, on-site at a customer’s premises and provides various levels of technical support and documentation for our customers. We also offer Premium Support for an additional fee, which provides customers with higher levels of support, additional software tools, and expanded education services.

Hosting and ASP Services. We offer our entire product line accessible through a variety of secure, outsourced application services and hosting options. These options are designed to accommodate the needs of buyers that may require the flexibility of an outsourced service or who lack the information technology infrastructure and resources to deploy real-time collaboration solutions on-site. We use a third-party Internet service provider, or ISP, to provide the telecommunications, data center and ongoing monitoring of our hosting and ASP services, and we offer these services on a global basis.

Sales and Marketing

Distribution

We sell our products and services through a direct sales force and through indirect channel partners, including value-added resellers and integrated technology solution vendors. As of December 31, 2004, our sales and marketing organization consisted of 65 sales and marketing professionals located in North America, Europe and Australia. Our direct field sales force now focuses primarily on selling our enterprise products and solutions to Global 5000 companies, universities and colleges, government agencies, and other large organizations. We utilize direct field sales teams consisting of both sales and technical professionals who work directly with potential customers to provide proposals, demonstrations and presentations designed to meet the specific needs of each customer. Our inside sales organization teams with our direct field sales representatives and focuses on smaller opportunities within the Global 5000. Our telesales organization sells all of our products and services to small- and medium-sized organizations.

Augmenting the efforts of our direct sales force, our products and services are sold indirectly through relationships with value-added resellers. As of December 31, 2004, we had relationships with resellers in North America, Europe, the Middle East, Africa, Japan, China, Korea, Singapore, India and Brazil making our products and services available in major markets worldwide. Our reseller partners focus on selling packaged software and ASP services and target department-level purchasers in both the enterprise and the small- and medium-sized business markets. We intend to increase the size of our direct field sales force as necessary and to authorize additional resellers to sell our products and services both domestically and in select international markets.

Revenues from sales outside of the United States were $6,888,000, $8,361,000 and $7,367,000 or 21%, 19% and 19% of total revenues, for 2002, 2003 and 2004, respectively. Since 1999, we have continuously invested in resources and in infrastructure necessary to maintain or expand our global operations, including the formation and staffing of our international operations in Europe, Australia, Asia and Canada. We expect to continue to invest in our international operations as we expand our international indirect channels and our ASP service operations abroad to increase worldwide market share. While weak global economic conditions for enterprise software continued to constrain our international revenues in 2002, 2003 and 2004, we anticipate that, because of our on-going investments in this area, revenues derived from outside the United States will increase in absolute dollars in the future. We can give no assurance, however, that these investments will prove successful or help us increase revenues from outside the United States. See “Factors That Could Affect Future Results,” in Item 7.

To complement our specialized solutions, extend our reach within the online business communications, collaboration and learning market and facilitate more rapid integration with third-party products and services for online business communications and collaboration, we have identified, recruited and supported a strategic “ecosystem” of business relationships. In the collaborative learning market segment, we have partnered with leading content developers, professional service firms, learning technology providers and online training companies. These relationships have included partners such as Saba, Sum Total, Plateau, Thinq, Deloitte Consulting, and IBM Global Services, and are aimed at increasing market awareness of our products and helping us generate sales leads. These formal and informal relationships are intended to provide additional marketing resources, awareness and account access. We can give no assurance, however, that these relationships will continue or that they will produce the expected results. See “Factors That Could Affect Future Results,” in item 7.

In addition to activities aimed at advancing awareness and reach of our brand, we entered into an agreement with EMC Documentum, a provider of content management solutions, in which we have agreed to integrate their

Enterprise Content Management platform with our core technology platform. This agreement was entered into in October 2004, and is not expected to result in any significant revenues until after product integration is complete and joint selling activities begin in 2006. We plan to pursue other arrangements with other technology solution providers in complementary application areas such as portals, document management and customer relationship management. Also, we plan to enter into other strategic technology agreements to provide additional functionality to our products and services. We can give no assurance, however, that this will prove successful or help us increase revenues. See “Factors That Could Affect Future Results,” in Item 7.

Pricing

Our products and services are divided into four major categories for pricing purposes:

•	licenses for our software products;

•	maintenance and support services related to those licenses;

•	consulting, training and education services for assistance with integration and implementation; and

•	hosting and ASP service offerings.

We license our software under a variety of pricing models including perpetual named-user licenses, perpetual concurrent-user licenses and time-limited or subscription-based licenses. Customers that license our enterprise application software typically purchase renewable maintenance and support contracts that provide telephone support, error corrections or bug fixes and rights to unspecified upgrades and enhancements on a when-and-if available basis over a stated term, usually a 12-month period. Maintenance is priced as a percentage of the license fees. We also offer consulting, training and education services to our customers, primarily on a time-and-materials basis, but also, with respect to education services, on a course subscription or per-course basis. In addition, we offer hosting services for customers under hosting agreements, with terms typically ranging from 6-12 months, to outsource the administration and infrastructure necessary to operate our enterprise application software. Hosting fees include a monthly service fee in addition to license fees for the software. We offer all of our packaged software products as an ASP service as well, with a variety of terms, including annual, semi-annual, quarterly, monthly or hourly on a per event or actual usage basis to facilitate a low-entry price point for easy adoption. Prices for a complete system vary based upon the number of system users and servers, and the level of use.

In June 2004, we introduced the Enterprise Advantage Subscription (EAS) pricing model, a multi-year, flat annual fee, high volume or unlimited use licensing program designed to enable large organizations to meet increasing demand for online collaboration solutions. The EAS model is designed to promote greater use of our products within an organization by providing a fixed annual cost for the unlimited use of our software or ASP service along with maintenance and support and a subscription to our online training classes included as part of a bundled package. This eliminates many of the buying challenges that our customers face when trying to decide on the right number of software licenses or ASP service capacity to purchase, forecast usage, justify up-front capital expenditure, and prevent overage charges for exceeding usage allowances. EAS pricing is primarily based on the end-user population size of the buyer’s organization or entity. This new pricing model eliminates the administrative burden of managing a specified number of licenses and provides enterprises with predictable subscription payments; simple, flexible licensing; and greater return on investment. By bundling support services and providing an ASP option, the new model also addresses a purchasing trend toward “software as a service” for the convenience of a completely outsourced solution.

Marketing

We focus our marketing efforts on developing and executing targeted marketing programs featuring our specialized solutions. We address the specific needs and challenges of the vertical markets and geographic areas that we serve and highlight customer success stories. We also focus on generating specific interest among business executives considering enterprise-level online business communication, collaboration and learning solutions as well as individual and departmental users. We engage in a broad range of marketing activities, including advertising, sponsoring seminars for prospective customers, exhibiting at targeted conferences for the technology community and using direct mail and email to increase awareness of our products and generate leads. We maintain an active public relations program through which we issue press releases that highlight major customer additions, strategic partnerships, new product releases and customer success stories. We develop relationships with industry analysts and promote coverage of the Company in the trade and business press. We devote resources to our Web site to provide product and company information as well as customer profiles. We continue to enhance our Web site with features, including online presentations, seminar content and customer application success stories. Our product marketing programs are aimed at informing customers of the capabilities and benefits of our products and increasing the demand for such products across major industry segments. Our marketing organization works closely with our customers and direct sales organization to manage the lead process and to capture, organize and prioritize customer feedback to help guide our product development efforts.

Customers

As of December 31, 2004, we had sold our products to more than 1,400 distinct customer organizations worldwide, across many industry sectors, which in the aggregate represents millions of end-users both inside and outside of their respective organizations. New customers added in 2004 include Royal Bank of Canada, TES Franchising, the University of California Medical School, Department of Education in Australia, Samsung, the U.S. Department of Energy, the University of Florida, BiSys, Hughes Supply, Mitsubishi Trust, NationsRent, Rockwell Automation, Food Lion, Morgan Stanley, the U.S. Marine Corps and the University of Kentucky.

We operate within a single business segment. Our total revenues from customers in the years ended December 31, 2002, 2003 and 2004 were $33.4 million, $43.0 million and $38.1 million, respectively. No single customer, including direct end-users or resellers, accounted for more than 10% of our total revenues during the years ended December 31, 2002, 2003 or 2004. See footnote 1(o) to our consolidated financial statements for a discussion of our financial information by geographic segment.

Competition

The market for Web conferencing and business collaboration is competitive, evolving and subject to rapid change because of market consolidation. We have focused on becoming the leading provider of value-added specialized applications that address specific and important business activities such as enterprise application deployment, sales effectiveness, collaborative learning and customer acquisition. We expect that the intensity of our competition will increase in the future as our competitors try to differentiate themselves from other Web conferencing providers. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business. We believe that our ability to compete depends on many factors both within and beyond our control, including:

•	our ability to deliver high-value, specialized applications that differentiate our products from generic Web conferencing tools;

•	the performance, reliability, ease of use and features of our products as compared to those of our competitors;

•	our ability to secure and maintain key strategic relationships with other software vendors, system integrators, value-added resellers and technology providers;

•	our ability to expand and enhance our sales operations and partner channels around the world;

•	the timing and market acceptance of new products and solutions and enhancements and add-ons to existing products and solutions developed by us and our competitors; and

•	our ability to provide a high level of customer service, integration assistance, content creation services, implementation assistance, education and training and technical support.

Our competitors vary in size and in the scope and breadth of the products and services offered. They include suppliers addressing sub-segments of our overall target market with products and services for virtual classrooms, Web conferences, Web meetings, content management and creation, and related offerings. Our primary competitors include WebEx, Microsoft, Interwise, the Lotus division of IBM and Macromedia. We believe that our principal competitive advantages in the market for online business communications and collaboration include:

•	focusing on high-value specialized applications that provide greater functionality than generic Web conferencing tools;

•	delivering our products in many ways; deployed at a customer’s premises or on its network as a packaged software application, or delivered by us as an ASP or hosted service utilizing our network;

•	offering our products with an open application program interface, so that they can be integrated with various software applications, operating platforms and software tools;

•	creating a significant base of reference customers that could choose to expand their deployments of our products into other areas or departments of their companies;

•	using our fully integrated multi-point VoIP audio, saving costs over traditional audio conferencing services typically used with online collaboration tools; and

•	offering flexible pricing, including through our new Enterprise Advantage Subscription pricing model.

Unlike competitors that sell basic Web conferencing or collaboration tools, we focus on specific business problems, enabling organizations to more effectively and cost-efficiently roll out new IT enterprise applications, prepare their sales force to be more productive, and assist and improve corporate training programs. Today, our specialized solutions include core software, workflow capabilities that automate business processes, professional services and third-party integrations. In the future, we plan to develop add-on modules that will provide additional capabilities to these specialized solutions. Also, we believe that not all of our competitors typically offer as wide a variety of deployment options (on premises for highest security, ASP, or hosted services) or as broad an integration with other software assets (desktops, enterprise applications, learning management systems, databases, user directories, etc.) as we do. Finally, we believe that not all of our competitors provide an integrated knowledge portal for delivery of corporate content and blended learning programs, accelerating knowledge transfer and building skills. In addition to the companies named above, there are a number of other real-time collaboration software and service companies that compete with parts of or all of our real-time enterprise offerings, such as Raindance, Cisco, HorizonLive and Genesys. We believe that we are able to compete favorably against these companies because they provide products or services that are less complete than ours.

Some of our competitors have longer operating histories, and greater financial, technical, marketing and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential customers. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established, and may in the future establish, cooperative selling relationships among themselves or with third parties. They may also expand their offerings through the acquisition of and/or merger with other current or potential competitors, increase the distribution of their products to the marketplace and increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Finally, our market is relatively new and is changing rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, technical and other resources. See “Factors That Could Affect Future Results—We face significant competition from other technology companies and we may not be able to compete effectively,” in Item 7.

Product Development

The market for online business communications and collaboration products is characterized by rapid technological change, evolving customer requirements, frequent new product introductions and enhancements, and emerging industry standards. We devote significant time and resources to analyzing and responding to changes in the industry, such as changes in operating systems, application software, security standards, and networking software that might have an impact on evolving customer requirements.

Our online business communications and collaboration products and services must compete on the basis of reliability, scalability, interoperability, security, ease of use and flexibility of administration. We have made, and expect to continue to make, a substantial investment in research and development to enhance our products, and solutions based thereon, stay abreast of advances in collaboration technology, network infrastructure and user administration, and respond to evolving customer needs. In the years ended December 31, 2002, 2003, and 2004, we spent approximately $12.1 million, $11.5 million and $10.0 million, respectively, on product development or 36%, 27% and 26%, respectively, of total revenues. In addition, to facilitate the development and expedite the time to market of new enhancements and add-on modules to our core platform and specialized solutions, we incorporate third-party software when available and can be licensed under acceptable terms.

We believe our future success depends largely on our ability to enhance and broaden our existing product lines to meet the evolving needs of the market. There can be no assurance that we will be able to respond effectively to technological changes or new industry standards or developments. Our operating results and business could be adversely affected if we were to incur significant delays or be unsuccessful in developing new products or enhancing our existing products, or if any such enhancements or new products do not gain market acceptance. Since add-on modules for our new solutions integrate licensed technology from third-parties, we are at risk if these companies’ products do not perform adequately, if these companies go out of business, or if they discontinue their licensing relationships with us. See “Factors That Could Affect Future Results—The success of our strategy depends on our ability to license and integrate third-party technology to enhance our products” in Item 7. In addition, a number of factors may cause variations in our future operating results, including the timing of our product introductions and enhancements or those of our competitors, market acceptance of new products, or the delay of customer orders for existing products because of anticipation of the availability of new products. We believe that our ability to attract, as needed, and to retain a technically skilled development team is also critical to our future success.

Proprietary Rights

Our success and ability to compete are dependent, to a significant degree, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We regard certain aspects of our products and documentation as proprietary and we rely on a combination of patent, trademark, trade secret and copyright laws and licenses and contractual restrictions to protect our proprietary rights. These legal protections afford only limited protection for our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements that restrict use of the software by our customers. Finally, we seek to limit disclosure of our intellectual property by requiring employees, consultants and customers with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We believe, however, that in the market for online business communications and collaboration products, solutions and services, factors such as the technological and creative skills of our personnel and our ability to develop new products and enhancements to existing products and solutions are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

We have filed a patent application with the United States Patent and Trademark Office for two inventions embodied in the software products that we have developed and that may be useful in the field of real-time enterprise collaboration. There can be no assurance, though, that this application will result in an issued patent.

Our products are generally licensed to end-users on a “right-to-use” basis pursuant to a license that restricts the use of our products to the customer’s internal business purposes. We also rely on “click wrap” licenses, which include a notice informing the end-user that, by downloading the product, the end-user agrees to be bound by the license agreement displayed on the customer’s computer screen. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software exists, it can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could be costly and divert resources and could have a material adverse effect on our business, operating results and financial condition; even if we prevailed in such litigation. We can give no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. Any failure by us to protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.

There can be no assurance that other parties will not claim that our current or future products infringe their intellectual property rights. We expect that developers of enterprise applications will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into terms marginally acceptable to us. A successful infringement claim against us, and our failure or inability to license the infringed rights or develop license technology with comparable functionality, could have a material adverse effect on our business, financial condition and operating results. In August 2003, a complaint was filed against us in federal court in the District of Colorado on a claim that we infringed the plaintiff’s patent rights. We have filed an answer to the complaint denying all of the allegations. See Item 3, “Legal Proceedings.”

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

Employees

As of December 31, 2004, we employed a total of 208 full-time employees, including 65 in product development, 65 in sales and marketing, 53 in services and support and 25 in general and administration. As of December 31, 2004, a total of 192 employees were located in the United States and 16 were located outside of the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good. Our future success will depend in part on our ability to attract, retain, and motivate highly qualified technical and management personnel for whom competition is intense.

ITEM 2.    PROPERTIES

Our current headquarters consist of a leased office suite located at 430 Bedford Street in Lexington, Massachusetts. We occupy approximately 49,000 square feet of space at that location under a lease that expires in June 2008. In addition, we lease approximately 30,000 square feet of space in Morrisville, North Carolina under a lease that expires in May 2005. In 2004, we closed the Morrisville facility as part of our restructuring including the consolidation of development activities to our Lexington, Massachusetts facility. We also lease approximately 5,000 square feet of space in Duluth, Georgia as a technical support facility under a lease that expires in January 2007 and approximately 3,600 square feet in Maidenhead, England as headquarters for our Europe, Middle East and Africa field operations under a lease that expires in November 2008. These facilities are expected to meet our needs through at least December 31, 2005.

To support our field sales and consulting staff, we also lease office space domestically in the metropolitan areas of Atlanta, Chicago, Los Angeles and San Francisco, and, internationally, in Sydney, Australia and Toronto, Canada. Each of these offices is generally leased under an agreement with a term of 12 months or less.

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

Securities Class Action Lawsuit

We, and certain of our officers and directors and the managing underwriters of our initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve us on or about March 18, 2002. The original complaint has been superseded by an amended complaint filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased our common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with our initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that our registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against us and the named individuals. We joined in motions with the underwriter defendants to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against our officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to the other defendants and us. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including us. On June 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has given preliminary approval of the settlement. We plan to participate in this settlement, which has been negotiated, and will be fully funded directly to the plaintiffs, by our insurers. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

EdiSync Patent Claim

On August 19, 2003, a complaint was filed against us and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. We filed a request for re-examination of the patents at issue with the U.S. Patent and Trademark Office as our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. We believe that we have meritorious defenses and we intend to vigorously defend this action.

Employment Claim

On September 3, 2004, a former employee filed a complaint with the Massachusetts Superior Court (civil action no. 04-3479) against us and two of our executive officers alleging wrongful termination and discrimination on the basis of age, race and gender in connection with the employee’s employment with us and subsequent termination. The complaint seeks remedies including damages in an unspecified amount. We have filed a motion to dismiss certain of the claims in the complaint as well as an answer to the complaint, which we believe is without merit. We intend to vigorously defend this action.

Software Indemnifications

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred any significant expenses under our product or service warranties. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “CTRA.” The following table sets forth, for the periods indicated, the range of high and low prices per share of our common stock as reported on the Nasdaq National Market during each of the quarters indicated.

	Price Range of Common Stock
	High	Low
2003 Year:
First Quarter ended March 31, 2003	$1.56	$0.93
Second Quarter ended June 30, 2003	$3.36	$1.28
Third Quarter ended September 30, 2003	$4.21	$2.43
Fourth Quarter ended December 31, 2003	$4.48	$2.70

	High	Low
2004 Year:
First Quarter ended March 31, 2004	$5.75	$3.06
Second Quarter ended June 30, 2004	$4.00	$1.66
Third Quarter ended September 30, 2004	$2.25	$1.41
Fourth Quarter ended December 31, 2004	$2.75	$1.33

As of February 28, 2005, there were approximately 192 holders of record of our common stock. This number does not include stockholders for whom shares are held in a nominee or “street” name of which we believe there are a substantial number.

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

	Year Ended December 31,
	2000	2001(1)	2002	2003	2004
	(In Thousands, Except Per Share Data)
Consolidated Statements of Operations Data:
Revenues:
License	$18,697	$28,815	$15,967	$20,342	$11,650
Software services	408	2,716	5,478	8,235	10,338
Maintenance and professional services	3,868	7,586	11,955	14,464	16,076

Total revenues	22,973	39,117	33,400	43,041	38,064

Cost of revenues:
License	314	505	434	581	277
Amortization of acquired developed technology	—	467	700	700	233
Software services	241	2,216	2,286	2,320	2,386
Maintenance and professional services	3,164	4,360	4,119	4,218	4,549

Total cost of revenues	3,719	7,548	7,539	7,819	7,445

Gross profit	19,254	31,569	25,861	35,222	30,619

Operating expenses:
Sales and marketing	22,964	25,872	20,975	22,146	22,496
Product development	8,642	12,675	12,113	11,513	10,029
General and administrative	5,316	7,731	8,121	9,736	8,630
Acquired in-process research and development	—	2,200	—	—	—
Amortization of goodwill	—	783	—	—	—
Amortization of other intangible assets	—	66	—	—	—
Impairment of goodwill	—	—	5,885	—	—
Merger transaction costs	—	—	1,238	—	—
Restructuring charges	—	—	439	—	788

Total operating expenses	36,922	49,327	48,771	43,395	41,943

Operating loss	(17,668)	(17,758)	(22,910)	(8,173)	(11,324)
Other income, net	3,810	1,076	440	262	219

Net loss	(13,858)	(16,682)	(22,470)	(7,911)	(11,105)
Accretion of discount on preferred stock	649	—	—	—	—

Net loss attributable to common stockholders	$(14,507)	$(16,682)	$(22,470)	$(7,911)	$(11,105)

Basic and diluted net loss per common share	$(0.67)	$(0.68)	$(0.88)	$(0.30)	$(0.41)

Weighted average common shares outstanding, basic and diluted	21,781	24,449	25,601	26,502	27,367

Pro forma basic and diluted net loss per common share(2)	$(0.64)

Pro forma weighted average common shares outstanding, basic and diluted(2)	22,608

1)	Includes the impact of the acquisition of MindLever from the date of acquisition in April 2001.
2)	Pro forma basic and diluted net loss per common share includes accretion of $649 based on the assumption that the full amount of the discount is expensed at conversion.

	December 31,
	2000	2001	2002	2003	2004
	(In Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$65,187	$48,183	$38,244	$28,888	$25,135
Working capital	59,927	42,188	28,127	16,549	12,604
Long-term investments	—	—	—	5,888	743
Goodwill and other intangible assets, net	—	6,955	933	233	—
Total assets	75,064	70,977	51,424	46,028	37,228
Term loans, net of current maturities	1,894	2,631	2,027	553	1,012
Total stockholders’ equity	61,874	51,347	30,490	24,325	14,191

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide specialized application software solutions and services for online business communication, collaboration and learning. Our products and services help organizations automate important business processes by integrating real-time, group-oriented human interactions with online business initiatives, all delivered over corporate networks and the Internet. Our customers can use our products and solutions to accelerate product introductions, deliver hands-on training of new software applications, effect change-management initiatives, expand training and certification to employees and external channel partners, facilitate customer interaction and online selling and support project management activities. In addition, we offer consulting, education, content creation and support services that enable our customers to successfully implement, deploy and support our products and solutions throughout their organizations.

An overview of our products and services, our geographical markets, our strategic intent as well as the challenges inherent in achieving our operational and financial goals, is outlined in Item 1 “Business” of this report.

Our objective is to improve our leadership position in the collaborative learning market segment of application software solutions and services for online business communications, collaboration and learning. We intend to leverage our leadership position to increase the use of our products throughout the enterprise and in other segments of the collaborative learning market. Also, we intend to focus our sales and marketing efforts on selling to the Global 5000 companies, government agencies and higher education institutions. To achieve these objectives, we are pursuing the following strategies (although we can give no assurance that these strategies will be successful or that we will be able to achieve profitability as a result of them—see “Factors That Could Affect Future Results,” in this Item 7):

•	Further improve our core technology;

•	Develop add-on modules for our specialized solutions;

•	Improve and promote our extensive professional and customer services;

•	Offer innovative and flexible pricing options to customers;

•	Create category awareness by leveraging existing customer usage;

•	Leverage our direct field sales force to expand penetration in existing accounts and acquire new enterprise accounts; and

•	Evaluate strategic alternatives.

The market for specialized application software solutions and services for online business communication, collaboration and learning is both evolving and subject to rapid technological change. Additionally, the purchasing behavior of our customers is influenced, in large part, by the macroeconomic environment as well as their corporate financial condition. These factors combined or in isolation present formidable challenges in the marketplace as we cannot predict the timing or magnitude of such external situations. Our goals of achieving revenue growth and establishing a market leading position are dependent upon various factors including: 1) delivery of new add-on modules for our specialized solutions; 2) macroeconomic conditions, 3) corporate IT needs and spending capacity, 4) successful packaging and presentation of our products, 5) efficient and effective execution of our sales, pricing and licensing strategies and 6) competitive entrants and marketplace actions. (For a more comprehensive analysis of risk factors, see “Factors That Could Affect Future Results” below).

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

Our revenues are classified into three main categories: license, software services and maintenance and professional services. License revenue is generated from the sale of packaged software applications on either a perpetual or term basis. Software services revenue is comprised of revenues from our ASP service sold on a subscription or per-use basis and from hosted services. Maintenance and professional services revenue includes revenue from maintenance and support contracts and from consulting and education services.

Our cost of license revenues includes royalties due to third parties for technology included in our products as well as the cost of product documentation, media used to deliver our products, and fulfillment. Amortization of acquired developed technology represents the amortization, over a three-year period, of the valuation of the developed technology and know-how acquired in connection with our April 2001 acquisition of MindLever. Our cost of software service revenues includes 1) salaries and related expenses for our hosted and ASP services organizations, 2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing these services, and 3) direct costs related to our hosted and ASP service offerings. Our cost of professional services and maintenance revenues includes 1) salaries and related expenses for our consulting, education and technical support services organizations and 2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing these services.

Our operating expenses are classified into the following six general categories: sales and marketing, product development, general and administrative, impairment of goodwill, merger transaction costs and restructuring charges.

•	Sales and marketing expenses consist primarily of salaries, benefits and other related costs for sales and marketing personnel, costs associated with marketing programs, including trade shows, user group meetings, seminars and advertising, public relations activities, new product launches and compensation charges for issuance of stock options.

•	Product development expenses consist primarily of employee salaries, benefits and other related costs for engineering, product management, quality assurance and documentation personnel, fees for outside consultants and other related costs associated with the development of new products and the enhancement of existing products, costs associated with quality assurance, testing and documentation, third-party product localization costs and compensation charges for issuance of stock options.

•	General and administrative expenses consist primarily of salaries, benefits and other related costs for executive, financial, administrative and information systems and technology personnel as well as costs for auditing and accounting, legal, investor relations, liability insurance and other expenses associated with being a public company, including increased costs resulting from compliance with the Sarbanes-Oxley Act of 2002 and compensation charges for issuance of stock options.

•	Impairment of goodwill represents the write down of the remaining goodwill related to the MindLever transaction to its implied fair value of zero.

•	Merger transaction costs represent legal and investment advisor costs that were incurred related to the proposed merger between Centra and SmartForce PLC. The proposed merger was terminated as of April 2, 2002.

•	Restructuring charges represent charges incurred related to a reduction in our workforce in April 2002, June 2004 and September 2004 and the closing of our North Carolina product development facility in 2004.

In the development of new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, our software development costs eligible for capitalization have been insignificant and all costs related to internal product development have been expensed as incurred.

Compensation charges for issuance of stock options represents the amortization, over the vesting period, of the difference between the exercise price of options granted to employees in 1999 and 2000 and the deemed fair market value of these options at the time they were granted for financial reporting purposes. The charges are allocated by expense category based on the actual compensation charge for each employee and the expense category that their salary costs are charged to. In addition, a compensation charge for the issuance of stock options in the third quarter of 2003 of approximately $300,000 for the acceleration of vesting and extension of the time period to exercise certain options under the terms of a severance agreement with our former president and chief operating officer was incurred and charged to general and administrative expenses in the period.

We have experienced substantial losses in each fiscal period since our inception. As of December 31, 2004, we had an accumulated deficit of $99.2 million. These losses and our accumulated deficit have resulted from the significant costs incurred in the development, marketing, sale and delivery of our products and services, including the establishment of our hosted and ASP services infrastructure, which have been only partially offset by our revenues to date. Although we have reduced our operating expenses in 2004 over 2003 by reducing the number of employees, consolidating development facilities, entering into a new lower cost operating lease for our headquarters office facility and other cost reduction measures, we may not be able to continue to decrease our expenses, increase our revenues or attain profitability and, if we do achieve profitability, we may not be able to sustain profitability for any future periods. We plan for our operations to become profitable during 2005. To accomplish this goal we will need to generate a significant increase in revenues in 2005 over 2004 and reduce our operating expenses in 2005 below 2004 levels. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely upon them as an indication of our future financial performance. See “Factors That Could Affect Future Results” in this Item 7.

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

Revenue Recognition

The recognition of revenue is a key component of our results of operations and the time at which revenue is recognized determines the timing of certain costs and expenses, such as royalties and referral fees. In measuring revenues, we follow the specific guidelines of the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104) Revenue Recognition in Financial Statements, American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2 Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and related authoritative literature.

We derive our revenues from the sale of software licenses, ASP and hosting services, maintenance (post-contract support) and professional services. Maintenance includes telephone support, error correction or bug fixes and rights to upgrades and enhancements on a when-and-if available basis. We execute contracts that govern the terms and conditions of each software license, each ASP and hosting agreement, each maintenance and support arrangement and other professional services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP No. 98-9. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized and thus affect our results of operations and financial condition.

We generally license our software products on a perpetual basis. We apply the provisions of SOP No. 97-2, as amended by SOP No. 98-9, to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all direct sales to end-users. License sales to distributors or to value-added resellers are recognized when an end-user customer has been identified and all other revenue recognition criteria above have been met. License sales to U.S. government agencies through teaming arrangements with third-party partners are recognized when a signed order from the partner and evidence of a purchase order from the government agency to the partner is received and all other revenue recognition criteria above have been met. We do not offer a right of return on our products.

For all sales, except those to U.S. government agencies as described above, we use a signed master license or service agreement, a signed sales order or contract amendment and/or a binding purchase order as evidence of an arrangement. For arrangements with multiple elements (i.e., the sale of a product license along with the sale of maintenance and support, training and consulting to be delivered later), we allocate revenue to each component of the arrangement using the residual value method. Under the residual value method, revenue is recognized in a multiple element arrangement in which vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements and recognize the remaining amount from the total arrangement fee at the time of the shipment or at the time the last element for which VSOE does not exist has been completed, assuming all other revenue recognition criteria have been met. The VSOE of fair values for the ongoing maintenance and support obligations, professional services, training and other products sold by us are based upon prices realized when these services are sold separately.

We also sell our suite of products and services bundled together under a multi-year subscription term for broader use by our customers within their organizations. In June 2004, we introduced our Enterprise Advantage Subscription (EAS) pricing model and began to offer it in the third quarter of 2004. The EAS is a bundled package of products and services for an annual fee based on a multi-year purchase commitment of two to three years. The annual fee, which is typically paid at the beginning of each year, provides for unlimited use of the specified software products within a specific department, division or entity of a corporation or for use by the entire enterprise. The suite of products and services may include a term license for the software products, ASP or hosting services, maintenance and support, consulting and training. We recognize revenue from these multi-year subscriptions either ratably on a straight line basis over the entire length of the subscription term or over each annual payment term. For classification purposes in the statement of operations, we allocate revenue to each of the license, software services, maintenance and professional services revenue categories based on their relative fair values supported by VSOE if available or a reasonable estimate of fair value made by management based on the average discount offered on products or services when sold separately. Our customers may choose to purchase the enterprise-wide subscription without a term license for the software and instead utilize our ASP service over the term of the agreement. We recognize revenue for ASP enterprise-wide subscriptions ratably over the subscription term according to SAB 104. Revenue is allocated for classification purposes to software services and professional services based on their relative fair values supported by verifiable objective evidence.

At the time of a sales transaction, we assess whether the fee from the sale is fixed or determinable based on the payment terms associated with it. Billings to customers are generally due within 30 to 90 days. However, in certain circumstances, we have offered extended payment terms greater than 90 days but less than 365 days to certain customers for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into license arrangements with us previously. We believe that we have sufficient history of collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time the product is delivered. In addition, we assess whether collection is probable based on the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s SEC filings. Creditworthiness for transactions to existing customers is assessed through a review of their prior payment history. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we will defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of payment.

Revenues from start-up fees associated with our ASP service are recognized over the estimated life of the ASP relationship. Revenues related to ASP services are recognized ratably on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. In certain ASP contracts, the amount of usage is purchased in advance in blocks of time, either minutes or hours, with a defined period in which they must be used. As the blocks of time are used, revenue is recognized. Any unused blocks of time are recorded as revenue in the period that the contractual right for use has expired. Revenues for hosting services are recognized ratably on a straight-line basis over the term that the hosting services are provided. Also, in instances where we host a customer’s purchased software on our server and network, we provide the customer a copy of the licensed software in addition to one that is kept on our server and recognize the license revenue for the purchased software in accordance with our revenue recognition policy for licensed software as discussed above and in accordance with Emerging Issues Task Force (EITF) No. 00-3, Application of SOP 97-2 to Arrangements that Include the Rights to Use Software Stored on Another Entity’s Hardware.

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

We record as deferred revenues any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of maintenance and support, subscriptions, ASP and hosting services, consulting and education services and term license fees.

Accounts Receivable Valuation and Reserves

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and on our history of write-offs of accounts receivable. While we believe the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required and bad debt expense would increase by a like amount. Each reporting period we adjust the reserve based on our review of current receivables and our history of write offs. In addition to the allowance for uncollectible amounts, we also provide an allowance for sales returns based on historical return rates. If we were to experience return rates exceeding those provided for, an additional allowance for sales returns would be required, and our total revenues would be reduced by a like amount. Historically, very few of our returns and uncollectible receivables have been significant or have had a material impact on our financial position or results of operations.

Valuation of Intangible Assets and Goodwill

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, instead of amortizing goodwill and certain other indefinite lived assets over time, we carry the asset on our balance sheet at its stated value and test it for impairment. The test is performed both annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. If it is determined that the carrying amount of goodwill exceeds its implied fair value, then a loss to the extent of the impairment must be recorded. Because such impairment losses can occur irregularly and in varying amounts, our operating results may be subject to volatility from time to time if we have goodwill and other non-amortizing assets on our balance sheet. We did not have any goodwill on our balance sheet as of December 31, 2004.

When we acquired MindLever in April 2001, we allocated approximately $5.9 million of the purchase price of approximately $7.2 million to goodwill. This amount represented management’s estimate of the excess of the purchase price over fair value of the identifiable tangible and intangible net assets that we acquired in the transaction. We also allocated approximately $2.1 million of the MindLever purchase price to developed technology and $300,000 to assembled workforce. These amounts were being amortized over a period of three years. In December 2002, we conducted our first annual impairment test of the goodwill under SFAS No. 142. To measure the value of the goodwill, we used a combination of our market value and the net present value of the cash flows that we estimated our assets would produce over their useful lives. We determined that the value of the goodwill was zero. Accordingly, we recorded an impairment charge of $5.9 million, representing the entire carrying amount of goodwill, in the fourth quarter of 2002.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a net deferred tax asset of $34.2 million as of December 31, 2004, primarily consisting of certain net operating losses and tax credits carried forward before they expire. We have booked a valuation allowance in the full amount of this asset, $34.2 million, as of December 31, 2004, due to uncertainty about our ability to utilize any of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Results of Operations

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Year Ended December 31,
	2002	2003	2004
Consolidated Statements of Operations Data:
Revenues:
License	48%	47%	31%
Software services	16	19	27
Maintenance and professional services	36	34	42

Total revenues	100	100	100

Cost of revenues:
License	1	1	1
Amortization of acquired developed technology	2	2	1
Software services	7	5	6
Maintenance and professional services	12	10	12

Total cost of revenues	22	18	20

Gross margin	78	82	80

Operating expenses:
Sales and marketing	63	51	59
Product development	36	27	26
General and administrative	24	23	23
Impairment of goodwill	18	—	—
Merger transaction costs	4	—	—
Restructuring and severance charges	1		2

Total operating expenses	146	101	110

Operating loss	(68)	(19)	(30)
Other income, net	1	1	1

Net loss	(67)%	(18)%	(29)%

Comparison of 2004 and 2003

Revenues ($ In Millions)

	2004		2003
	$	% of Total Revenues	$	% of Total Revenues	$ Change 2003 to 2004	% Change 2003 to 2004
License	$11.7	31%	$20.3	47%	$(8.6)	(42)%
Software services	10.3	27%	8.2	19%	2.1	26%
Maintenance and professional services	16.1	42%	14.5	34%	1.6	11%

Total revenues	$38.1	100%	$43.0	100%	$(4.9)	(11)%

Total revenues decreased by $4.9 million, or 11%, to $38.1 million for 2004, from $43.0 million for 2003. The decrease was attributable to a significant decline in software license revenues, partially offset by the continued growth in revenues from our ASP service and maintenance contracts. We believe that revenues will grow in 2005 in the range of 10% to 20% based on the impact of our new sales strategy to focus on selling specialized solutions, both at the executive level and in new departments and divisions within our existing strategic accounts, sales of our new add-on modules for the Centra for Enterprise Application Rollout specialized solution (planned to be released in June 2005) and increased revenues generated from utilizing our new EAS pricing model for a full year. We expect license revenues to represent a greater portion of the increase in overall revenues for 2005 as we generally recognize the majority of license revenues up front, upon shipment of the licenses to the customer, compared with software services and maintenance support revenues, which are generally recognized over time. See “Strategy” in Item 1.

•	Software license revenues decreased by $8.6 million, or 42%, to $11.7 million for 2004, from $20.3 million for 2003. The decrease over the prior year was attributed to the change in our sales strategy in 2004 to target sales of specialized solutions at the enterprise level and the transition of our field sales force through either retraining our existing field sales representatives or replacing and hiring new field sales representatives to support this new sales strategy. This transition had a negative and disruptive impact on the ability of our field sales force to complete sales during 2004. In addition, to a lesser extent, the decline in software revenues reflects the impact on license revenue from the introduction in 2004 of our EAS multi-year term license pricing model, which we believe customers chose in lieu of perpetual license sales, thereby, resulting in revenue from these sales to be deferred and amortized over the term instead of recognized up front upon shipment. In the future, we expect software license revenues to grow, reflecting the efforts to increase the average license transaction size by transitioning our field sales force toward penetrating larger accounts with specialized solutions across the enterprise and leveraging our EAS pricing model. Software license revenues represented 31% of total revenues for 2004 and 47% of total revenues for 2003.

•	Software services revenue, which includes revenue from our ASP and hosting services, increased by $2.1 million, or 26%, to $10.3 million in 2004 from $8.2 million in 2003. The increase in software services revenues was due to an increase in ASP revenues, which represented 91% of total software services revenues in 2004 from 88% in 2003, resulting from the growth in ASP subscription orders both in 2003 and 2004, increased usage volume under ASP usage-based pricing contracts, and an increase in expired blocks of time on certain prepaid usage-based contracts. We expect that a portion of our existing license customers will add ASP services over time to facilitate reaching their external constituents, such as prospects, customers and channel partners, over the Internet, in a secure environment without breaching the customer’s behind-the-firewall-network. Should this occur, our ASP revenues will grow. In addition, for new buyers who may require the flexibility of an outsourced service or who lack the information technology infrastructure and resources to deploy real-time collaboration solutions on-site, our ASP or hosted services offerings will be preferred. Software services revenues represented 27% of total revenues for 2004 and 19% of total revenues for 2003.

•	Maintenance and professional services revenues, which includes revenue from our maintenance, consulting and education services, increased by $1.6 million, or 11%, to $16.1 million for 2004, from $14.5 million for 2003. The majority of the increase was attributable to the growth in both the total number and dollar value of renewals of annual maintenance and support contracts. To a lesser extent, the increase was also due to an increase in professional services revenues resulting from improved productivity rates of our consulting and education personnel and higher billing rates, revenue recognized on expired consulting days and reimbursable travel costs. We expect total maintenance and professional services revenues to continue to increase in future periods as our installed base of license users grows and new maintenance contracts are added or the value increased as the result of new and additional license sales. The rate of the increase may vary from period to period, depending upon the value of new maintenance contracts added and the billable productivity rates of our consulting and education personnel. Any increase may be offset by non-renewals of existing maintenance contracts. Maintenance and professional services revenues represented 42% of total revenues for 2004 and 34% of total revenues for 2003.

Cost of license revenues. Cost of license revenues decreased by $304,000, or 52%, to $277,000 for 2004, from $581,000 for 2003. The decrease was attributable to lower variable royalty fees and fulfillment costs resulting from a lower volume of license revenue in 2004 and lower fixed royalty costs resulting from completion of obligations. Since a significant portion of our license costs represent royalties that we pay to third parties on a per unit rate of product sold, primarily on server units, we expect that cost of license revenues will vary in the future based upon the unit volume of products sold. In addition, we expect cost of license revenues to increase to the extent that we use new third-party technologies in future releases of our products and solutions and license the technology on a royalty basis. Cost of license revenues was 2% and 3% of license revenues for 2004 and 2003, respectively.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which was being amortized over a three-year estimated useful life. Amortization of acquired developed technology was $233,000 for 2004 representing a decline of $467,000 from an amortization charge of $700,000 for 2003. At December 31, 2004, the acquired developed technology asset is fully amortized and no further amortization costs associated with it will be incurred.

Cost of software services revenue. Cost of software services revenues increased slightly by $66,000, or 3%, to $2.4 million for 2004, from $2.3 million for 2003, due to increased customer call volume for our ASP service as the result of both a higher number of ASP users and increased usage of the ASP service by existing ASP customers. Cost of software services revenue was 23% of software services revenue for 2004 and 28% of software services revenue for 2003. This decline in costs as a percentage of software services revenue reflects the increase in ASP revenue in 2004 combined with a proportionally lower amount of additional ASP service costs as the result of increased utilization of the existing capacity of our ASP services. We anticipate that the cost of software services revenues will increase in absolute dollars to the extent that we must expand the capacity of our ASP service to meet increased demand.

Cost of maintenance and professional services revenue. Cost of maintenance and professional services revenue increased by $331,000, or 8%, to $4.5 million for 2004, from $4.2 million for 2003. This increase was primarily related to consulting and education services, including outside consulting costs to support various global services engagements and an increase in reimbursable travel costs. Cost of maintenance and professional services revenues were 28% of maintenance and professional services revenue for 2004 and 29% of maintenance and professional services revenue for 2003 reflecting the growth in higher margin maintenance services as compared to consulting and education services, which have a lower margin. We believe that the cost of maintenance and professional services revenue will increase in absolute dollars but decline as a percentage of revenues to the extent that we continue to acquire new customers, new service engagements or sell additional licenses and generate associated maintenance and professional services revenues.

Sales and marketing expenses. Sales and marketing expenses increased by $350,000, or 2%, to $22.5 million for 2004, from $22.1 million for 2003. The increase resulted from an increase in advertising programs to support our new sales strategy, particularly the introduction of specialized solutions in 2004, as well as an increase in marketing support provided to our partners in the Asia Pacific region. These increases were partially offset by a reduction in various other marketing programs as we shifted our focus towards advertising; a decrease in the amount of professional services charged to sales for supporting sales activities; a reduction in severance expense due to the departure of our senior vice president of sales in 2003; and decreases in consulting costs, stock compensation charges, bad debt expense and the cost of our annual user conference. Sales and marketing expenses were 59% of total revenues for 2004 and 51% of total revenues for 2003. In 2005, we expect that sales and marketing expenses will decrease in both absolute dollars and as a percent of total revenues as we leverage the investments made in advertising in 2004.

Product development expenses. Product development expenses decreased by $1.5 million, or 13%, to $10.0 million for 2004, from $11.5 million for 2003. The decrease was primarily attributed to lower personnel and facility expenses as a result of closing our development facility in North Carolina and the subsequent reduction in headcount-related expenses thereto, and, to a lesser extent, the decrease in overhead costs allocated to product development resulting from the reduction in rent related to the lease renewal in 2004 of our corporate office facility in Lexington, Massachusetts. Product development expenses were 26% of total revenues for 2004 and 27% of total revenues for 2003. We expect product development expenses in 2005 to decrease in both absolute dollars and as a percentage of revenue reflecting the impact for a full year of cost savings from the closing of our development facility and related headcount reductions and the lease renewal of our corporate office in 2004.

General and administrative expenses. General and administrative expenses decreased by $1.1 million, or 11%, to $8.6 million for 2004, from $9.7 million for 2003. The decrease was primarily related to stock compensation charges incurred in 2003 related to the retirement of our former president and chief operating officer, a reduction in executive salaries, bonuses and severance as a result of this retirement as well as the departure of our founder and chief strategy officer in 2004, and decreases in depreciation charges, recruiting fees and overhead costs. Partially offsetting the decline in general and administrative expenses were increases in audit and consulting fees to comply with Section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expenses were 23% of total revenues for both 2004 and 2003. We expect general and administrative expenses to decline in 2005 in both absolute dollars and as a percentage of revenues reflecting the cost savings for a full year from the departure of our founder and chief strategy officer and from other expenditure reductions initiated during 2004.

Restructuring charges. In June 2004, we closed our product development facility located in Morrisville, North Carolina and implemented an 18% reduction in our workforce. As a result, we incurred restructuring charges in 2004 of $788,000 consisting of facility closing costs, severance payments, health benefits and outplacement services. The accrued and unpaid amount of these charges at December 31, 2004 was $85,000, which we expect to pay out through May 2005.

Interest income. Interest income decreased by $27,000 to $364,000 for 2004, from $391,000 for 2003. Interest income consists of interest on our cash, cash equivalents and short- and long-term investments. The decrease was attributable to declines in the average balances of cash, cash equivalents and short- and long-term investments in 2004.

Interest expense. Interest expense decreased by $44,000 to $87,000 for 2004, from $131,000 for 2003. The decrease was attributed to a decline in the average balance outstanding on our term loans as the result of principal payments made on these loans during the year.

Other income or expense, net. Other income or expense, net, changed by $60,000 to reflect a net expense of $58,000 for 2004 from a net income of $2,000 for 2003, related to changes in net foreign exchange gains and losses.

Comparison of 2003 and 2002

Revenues ($ In Millions)

	2003		2002
	$	% of Total Revenues	$	% of Total Revenues	$ Change 2002 to 2003	% Change 2002 to 2003
License	$20.3	47%	$16.0	48%	$4.3	27%
Software services	8.2	19%	5.5	16%	2.7	49%
Maintenance and professional services	14.5	34%	11.9	36%	2.6	22%

Total revenues	$43.0	100%	$33.4	100%	$9.6	29%

Total revenues increased by $9.6 million, or 29%, to $43.0 million for 2003, from $33.4 million for 2002. The increase in revenue was driven primarily by an increase in license sales and was further impacted by growth in both software services and professional services and maintenance support.

•	Software license revenues increased by $4.3 million, or 27%, to $20.3 million for 2003, from $16.0 million for 2002. The increase over 2002 was due to the growth in the number of total license transactions for both new and existing customers. The average transaction size declined for new customers reflecting a more conservative buying pattern with lower initial investments to start. The average transaction value for existing customers increased. However, if we excluded the transaction in the third quarter of 2003 with the U.S. Army for $1.6 million in licenses, the average transaction value for existing customers would have been flat with the prior year. The average transaction value for existing accounts is higher than the average transaction value for new accounts in 2003 compared with 2002 in which the average transactions values were relatively the same. Software license revenues represented 47% of total revenues for 2003 and 48% of total revenues for 2002.

•	Software services revenue increased by $2.7 million, or 49%, to $8.2 million in 2003 from $5.5 million in 2002. The increase in software services revenue was primarily due to an increase in ASP revenues, which represented 88% of total software services revenues in 2003, resulting from the growth of our ASP orders in both 2002 and 2003. The increase in ASP orders was attributed to higher volume in new ASP accounts and continued high renewal rates for our ASP services. Software services revenues represented 19% of total revenues for 2003 and 16% of total revenues for 2002.

•	Maintenance and professional services revenues increased by $2.6 million, or 22%, to $14.5 million for 2003, from $11.9 million for 2002. The increase was primarily due to an increase in both the total number and dollar value of renewals of annual maintenance and support contracts, from the sales of new maintenance and support contracts associated with sales of licenses, and, to a lesser extent, from professional services revenues. Maintenance and professional services revenues represented 34% of total revenues for 2003 and 36% of total revenues for 2002.

Cost of license revenues. Cost of license revenues increased by $147,000, or 34%, to $581,000 for 2003, from $434,000 for 2002. The increase was attributable to higher royalty fees and fulfillment costs resulting from a higher volume of license revenues in 2003. Cost of license revenues was 3% of license revenues for both 2003 and 2002.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which was being amortized over a three-year estimated useful life. Amortization of acquired developed technology was $700,000 for 2003 and 2002.

Cost of software services revenue. Cost of software services revenue increased by $34,000, or 1%, to $2.3 million for 2003 due to an increase in the use of technical support services resulting from the growth in the number of ASP service customers added in 2003. Cost of software services revenue was 28% of software services revenue for 2003 and 42% of software services revenue for 2002. This decline in costs as a percentage of software services revenue reflects the increase in software services revenue in 2003 combined with a proportionally lower amount of additional ASP service costs reflecting the increased capacity of our ASP services as the result of our product release in June 2003.

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

Sales and marketing expenses. Sales and marketing expenses increased by $1.1 million, or 6%, to $22.1 million for 2003, from $21.0 million for 2002. The increase resulted from an increase in severance expense related to the departure of various sales and marketing management personnel as well as an increase in sales commissions and bonuses due to a higher amount of orders received in 2003. These increases were partially offset by a reduction in bad debt expense due to the impact of a large write-off taken in the prior year and, to a lesser extent, a reduction in marketing programs, including advertising and tradeshows. Sales and marketing expenses were 51% of total revenues for 2003 and 63% of total revenues for 2002.

Product development expenses. Product development expenses decreased by $600,000, or 5%, to $11.5 million for 2003, from $12.1 million for 2002. The decrease resulted from a small decline in the average engineering headcount for 2003; a decrease in outside translation costs as certain translation activities were either not required for recent product releases or were completed in-house in 2003 and a reduction in depreciation expense as various capital assets became fully depreciated in 2003 and are still in service. Product development expenses were 27% of total revenues for 2003 and 36% of total revenues for 2002.

General and administrative expenses. General and administrative expenses increased by $1.6 million, or 20%, to $9.7 million for 2003, from $8.1 million for 2002. The increase was primarily due to an increase in stock compensation charges related to the 2003 departure of our former president and chief executive officer, increased recruiting costs attributed to the hiring of our new president and chief executive officer, as well as increases in salaries and bonuses and incremental fees for consulting, legal and audit to comply with the regulations under the Sarbanes-Oxley Act of 2002. General and administrative expenses were 23% of total revenues for 2003 and 24% of total revenues for 2002.

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

Restructuring charges. In April 2002, in light of changing market dynamics and economic factors, we reduced our workforce by approximately 10% or 30 positions, primarily in the product development group, and in our domestic and international sales and services departments. As a result of the restructuring, we recorded a charge in 2002 of $439,000 for the associated severance payments, benefits and outplacement services provided to the employees affected by this restructuring. The entire amount of this restructuring charge was paid in 2002 and no further charges related to this restructuring were incurred in 2003.

Interest income. Interest income decreased by $359,000 to $391,000 for 2003, from $750,000 for 2002. The decrease was primarily attributable to declines in both the total average balances of, and average interest rates for, cash, cash equivalents and short- and long-term investments in 2003.

Interest expense. Interest expense decreased by $54,000 to $131,000 for 2003, from $185,000 for 2002. The decrease was primarily attributable to a decline in the average balance outstanding on our term loans as the result of principal payments made on these loans during the year.

Other income or expense, net. Other expense decreased by $127,000 to $2,000 of other income for 2003, from other expense of $125,000 for 2002, as a result of changes in net foreign exchange gains and losses.

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for 2003 and 2004. You should read the following table in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements contained in this report and it includes all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Quarter Ended,
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(In Thousands, Unaudited)
Consolidated Statements of Operations Data:
Revenues:
License	$4,365	$4,613	$5,447	$5,917	$2,531	$2,612	$2,829	$3,678
Software services	1,843	2,093	2,113	2,186	2,371	2,630	2,670	2,667
Maintenance and professional services	3,475	3,686	3,549	3,754	3,734	4,015	4,202	4,125

Total revenues	9,683	10,392	11,109	11,857	8,636	9,257	9,701	10,470

Cost of revenues:
License	140	133	153	155	77	54	63	83
Amortization of acquired developed technology	175	175	175	175	175	58	—	—
Software services	581	560	590	589	636	593	555	602
Maintenance and professional services	1,031	1,084	1,055	1,048	976	1,060	1,208	1,305

Total cost of revenues	1,927	1,952	1,973	1,967	1,864	1,765	1,826	1,990

Gross profit	7,756	8,440	9,136	9,890	6,772	7,492	7,875	8,480

Operating expenses:
Sales and marketing	5,457	5,488	5,213	5,988	5,155	6,897	4,763	5,681
Product development	2,954	2,999	2,811	2,749	2,759	2,817	2,313	2,140
General and administrative	2,346	2,236	2,911	2,243	1,978	2,162	2,443	2,047
Restructuring charges	—	—	—	—	—	547	241	—

Total operating expenses	10,757	10,723	10,935	10,980	9,892	12,423	9,760	9,868

Operating loss	(3,001)	(2,283)	(1,799)	(1,090)	(3,120)	(4,931)	(1,885)	(1,388)
Other income, net	82	76	53	51	(18)	92	78	67

Net loss	$(2,919)	$(2,207)	$(1,746)	$(1,039)	$(3,138)	$(4,839)	$(1,807)	$(1,321)

Liquidity and Capital Resources:

	2002	2003	2004
	(amounts expressed in thousands)
Cash and cash equivalents	$25,891	$13,357	$11,779
Short-term investments	12,353	15,531	13,356
Long-term investments	—	5,888	743

Total cash, cash equivalents, short- and long-term investments	$38,244	$34,776	$25,878

Working capital	$28,127	$16,549	$12,604
Days sales outstanding	69	59	68
Cash used in operating activities	$(9,348)	$(2,255)	$(8,461)
Cash provided by (used in) investing activities	9,101	(9,756)	6,059
Cash provided by (used in) financing activities	675	(730)	794

As of December 31, 2004, we had cash and cash equivalents of $11.8 million and short- and long-term investments of $14.1 million, a decrease of $1.6 million of cash and cash equivalents from $13.4 million at December 31, 2003, and a decrease of $7.3 million of short- and long-term investments from $21.4 million as of December 31, 2003. The combined decrease of $8.9 million for cash, cash equivalents and short- and long-term investments resulted primarily from cash used to fund operating activities of $8.5 million and purchases of fixed assets of $1.2 million, partially offset by $1.0 million in proceeds from the issuance of shares in connection with the employee stock purchase plan and the exercise of stock options. Our working capital, defined as our current assets less our current liabilities, as of December 31, 2004 was $12.6 million, compared to $16.5 million as of December 31, 2003.

Cash used in operating activities of $8.4 million for 2004 was primarily the result of a net loss of $11.1 million, a decrease in accrued expenses of $600,000 and an increase in prepaid expenses and other current assets of $336,000, partially offset by an increase in deferred revenue of $1.9 million and non-cash charges for depreciation and amortization of $1.6 million. For 2003, our operating activities resulted in net cash outflows of $2.3 million due to a net loss of $7.9 million and an increase in accounts receivable of $923,000, partially offset by non-cash charges for depreciation and amortization of $2.8 million and other non-cash charges, including stock-based compensation and an increase in the provision for bad debts in the aggregate of $774,000, an increase in deferred revenue of $2.2 million and a decrease in prepaid expenses and other current assets of $562,000.

Cash provided by investing activities of $6.1 million for 2004 consisted of maturities of short- and long-term investments of $49.6 million, partially offset by purchases of short- and long-term investments of $42.3 million, the purchase of $1.2 million of property and equipment, primarily computer equipment, for support of current operations and an increase in restricted cash of $200,000. For 2003, our investing activities had resulted in net cash outflows of $9.8 million resulting from purchases of short- and long-term investments of $56.6 million and the purchase of $822,000 of property and equipment, primarily computer equipment, for support of current operations, partially offset by maturities of short-term investments of $47.5 million and a decrease in restricted cash of $100,000.

Cash provided by financing activities for 2004 of $794,000 resulted from drawings of $1.6 million under our equipment line of credit and $1.0 million in proceeds from the issuance of shares in connection with our employee stock purchase plan and the exercise of stock options, partially offset by $1.8 million in principal payments on term loans under our equipment line of credit. For 2003, our financing activities resulted in net cash outflows of $730,000, related to $2.0 million in principal payments on term loans under our equipment line of credit, partially offset by $1.0 million in proceeds from the issuance of shares in connection with our employee stock purchase plan and the exercise of stock options and $255,000 from drawings under our equipment line of credit.

Days sales outstanding, or DSO (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at December 31, 2004 was 68 days, an increase of 9 days compared to DSO of 59 days at December 31, 2003. This increase resulted from 1) an increase of $2.0 million in deferred revenue during the fourth quarter of 2004 as compared to the same quarter of the prior year (reflecting growth in ASP sales and maintenance renewals) and 2) a higher percentage of sales in December 2004 compared with December 2003. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable and DSO may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customers’ payment cycle. We also record deferred ASP and hosted services, maintenance and professional services billings as accounts receivable, and thus the timing of these billings can affect the DSO calculation as the receivable may be recorded in the current period with the associated revenue recorded over future periods resulting in an increase in the DSO for the current period. Historically, international customers and resellers pay at a slower rate than domestic customers and customers sold to directly. An increase in revenue generated from international customers and resellers may increase our DSO and accounts receivable balance. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

At December 31, 2004, $2.1 million in term loans under our current amended equipment line of credit was outstanding as compared to $2.3 million outstanding at December 31, 2003. Of the total outstanding $1.3 million and $241,000 are payable in monthly principal payments of approximately $38,000 and $7,000 plus interest maturing in September and December 2007, respectively. Interest is payable monthly based on the prime rate (5.25% at December 31, 2004) plus 0.5%. The remaining outstanding amount of $553,000 represents three separate loan advances, and is payable in fixed monthly payments of principal and interest of $35,000, $9,000 and $8,000 maturing at different times through June 2006. Interest was calculated at prime plus 0.5% at the initiation of each of the loan advances, or 5.25%, 4.75% and 4.75%, respectively. The current amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and investments of $10 million and hold all of the Company’s cash, cash equivalents and investments in operating, deposit and investment accounts at the bank. At December 31, 2004, approximately $877,000 remained available for borrowings under the current line of credit, which may be drawn until September 2005. All borrowings are secured by substantially all of Centra’s assets. At December 31, 2004, the Company was in compliance with the covenants under the equipment line of credit.

Capital expenditures totaled $1.2 million for 2004 and $822,000 for 2003. Our capital expenditures consisted of purchases of assets to manage our internal operations and our ASP service, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures in 2005 to remain consistent with 2004 levels. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

As of December 31, 2004, our primary financial commitments consisted of obligations outstanding under long-term debt, operating leases and other contractual obligations, including severance and royalty payments discussed elsewhere herein.

These commitments expire at various times through 2009. Long-term debt represents the portion of principal payments to be made under our equipment line of credit facility that extends greater than one year. Operating leases shown below are primarily for facility costs for the Company’s corporate headquarters, our product development facility in North Carolina and worldwide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by the Company in connection with software royalty agreements and certain costs for the use of facilities at third-party Internet Service Providers for our hosted and ASP service offerings.

Years Ended December 31,	Long-Term Debt	Operating Leases	Other Contractual Obligations	Total
	(Amounts in Thousands)
Less than 1 Year	$1,049	$1,469	$1,533	$4,051
1-3 Years	1,012	3,307	1,017	5,336
4 Years	—	—	105	105

Total	$2,061	$4,776	$2,655	$9,492

Under the terms of our standard software license contracts, we indemnify our customers for the potential liability associated with the infringement of other parties’ technology based upon our software products. There is a possibility that we could be found liable to our customers in the event that there is infringement occurring. On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company believes it has meritorious defenses and intends to vigorously defend this action. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. The Company filed a request for re-examination of the patents at issue with the U.S. Patent and Trademark Office as patent counsel to the Company is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Company believes that it has meritorious defenses and the Company intends to vigorously defend this action. We have not accrued any amounts for the replacement or refund of any software products sold or any indemnification costs related to the EdiSync claim or any infringement through December 31, 2004. See Item 3, “Legal Proceedings.”

As of December 31, 2004, we had net operating loss carryforwards of $57.7 million and research and development credit carryforwards of $3.5 million. The net operating loss and credit carryforwards expire at various dates, beginning in 2004 through 2024, if not used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. A valuation allowance has been established in our consolidated financial statements for the full amount of our net deferred tax assets to reflect the uncertainty of our ability to use available tax loss and tax credit carryforwards and other deferred tax assets.

Over the past two years, in response to business challenges and economic conditions, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. This has resulted in a decrease in our cash used in operations; however, as of December 31, 2004, we still use more cash to operate our business than we generate in revenues. As discussed above, we anticipate that our overall operating expenses in 2005 will decline as compared to 2004. We anticipate that such operating expenses, along with capital expenditures, will constitute the most significant use of our cash resources. If we have the opportunity, we may also use cash resources to fund acquisitions or investments in complementary businesses, technologies, products or services. We believe that our existing cash, cash equivalents and short-term and long-term investments, which totaled $25.9 million at December 31, 2004, will be sufficient to meet our anticipated cash requirements for operating expenses, capital expenditures and any strategic efforts for at least the next 12 months. However, thereafter we may need to raise additional funds to support our operations, particularly if our strategic sales and marketing efforts do not produce the desired results. We might also need to seek additional financing if we were to identify a strategic opportunity that required more cash than we had available at such time. If we did seek to raise additional funds, though, we may not be able to obtain them on terms that are favorable or acceptable to us. See “Factors That Could Affect Future Results—We may require additional funds” in this Item 7.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) (FAS 123R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires fair value valuations be used for share-based payments to employees that in the past have been accounted for by us under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee. This Statement is effective beginning the first interim or annual reporting period that begins after June 15, 2005. FAS 123R allows for three methods of accounting upon adoption; modified prospective application, modified retrospective application for all periods presented or modified retrospective application only for the period presented in the current fiscal year. The modified prospective application allows for the recording of share-based payment expenses in the current period only and requires pro forma disclosures of prior periods for comparability. The modified retrospective application requires the restatement of prior periods in the current fiscal year or all periods presented as if FAS 123R was effective in those years and the recording of share-based payments expenses in the current period. We have not determined which method will be applied upon adoption. We have not determined the effect adoption of FAS 123R will have on the Company’s financial statements. However, the pro forma disclosure under “Stock-Based Compensation” in Note 1 to the consolidated financial statements approximates what would have been the impact of applying FAS 123R to the historical periods presented.

In December 2004, the FASB issued SFAS No. 153 (FAS 153), Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29, which amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. We have adopted FAS 153 effective January 1, 2005 and have determined that its adoption will not have a material effect on our financial position or financial statements.

Factors That Could Affect Future Results

As defined under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this report contain “forward-looking statements,” including but not limited to statements about the beliefs and expectations of management regarding our future performance, strategic initiatives, ability to achieve and maintain a leadership position in real-time conferencing and collaboration, demand for our software services and management’s goals and objectives regarding future results of operations and sales strategy. These statements reflect management’s beliefs and expectations as of the date of this report, and involve risk and uncertainties that may cause actual results, events and performance to differ materially. These risk factors include, but are not limited to: risks associated with our ability to successfully execute our strategic plan, the effects of our recent cost-cutting measures on our results of operations and sales strategy, product demand for and market acceptance of our current and future products, our ability to achieve profitability, our ability to execute our marketing, sales and distribution initiatives, the impact of competitive products and pricing, the effects of changes in the senior management team, system failures that disrupt our hosted and ASP services, the effect of economic conditions generally on the market for IT spending and for our products, the results of our future research and development activities, reliance on third-party technology, technological difficulties and/or other factors outside our control. If any of the events described below were to actually occur, then our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline. There is no assurance that we will be able to implement our operating plans as anticipated or achieve projected revenue and earnings goals.

Important factors that could cause our actual results to differ from the forward-looking statements described above include, but are not limited to, the factors outlined below.

We may not successfully execute our strategic plan.

Our strategic initiatives include enhancing our solutions, improving our services, and continuing to develop and beginning to sell add-on modules for our specialized solutions. We also intend to continue to evaluate the evolving market for specialized application software solutions and services for online business communication, collaboration and learning and assess any strategic alternatives that we identify. We can give no assurance as to whether and when we will successfully implement our new strategy of developing and selling specialized solutions. If we are not successful in achieving our strategic objectives, then our liquidity and working capital will be materially diminished and the value of our stockholders’ investments could decline significantly.

Our cost cutting efforts could impede our ability to successfully execute our sales strategy

We believe to successfully transition to our new sales strategy of selling specialized application software and services for online business communication, collaboration and learning, we will need to develop new channel partnerships, enhance our relationships with existing customers, expand international operations, implement new initiatives that improve sales execution and consistency and attract new customers with targeted messaging, print advertising, public relations efforts and lead generation marketing programs. When we adopted this new sales strategy, we intended to increase our sales and marketing expenditures significantly. However, during the quarter ended June 30, 2004, we concluded that it would take longer than we previously thought before we begin to see significant annual revenue growth as a result of our efforts. Therefore, we decided to scale back our planned increases in sales and marketing expenses until such time that our new add-on modules for our specialized solutions are available and begin to achieve market acceptance, and we implemented other initiatives aimed at reducing our costs. These cost-cutting efforts included closing our development facility in North Carolina and reducing our worldwide workforce by 18%. While we believe that our cost cutting decisions, including our delay in increasing sales and marketing expenses, to be sound, they could impede our ability to successfully execute our sales strategy.

We have incurred substantial losses in the past and may not achieve profitability in the future.

We incurred net losses of $22.5 million in 2002, $7.9 million in 2003 and $11.1 million in 2004 and we had an accumulated deficit of $99.2 million at December 31, 2004. We cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve and maintain profitability, then our investors’ expectations may not be met and the market price of our common stock may fall.

Our future success depends to a significant degree on our senior management team and our ability to retain key employees.

Since June 2003, we have effected a number of significant changes to our senior management team, including; the arrival of our president and chief executive officer, Paul Gudonis, in July 2003, the departure of our founder and chief strategy officer, Leon Navickas in September 2004; the departure of our chief financial officer, Stephen Johnson, effective May 2005, and the departure of and hiring of senior sales, marketing and professional services executives in 2003 and 2004. Our future success will depend in part on our ability to carry out the transition in senior management and to integrate the new people and positions into our operations, as well as on the efforts of our other senior managers. Changes in our management team, the inability of our executive officers and key employees to work effectively as a team or the inability to retain key employees could have a material adverse effect on our business, operating results and financial condition.

The success of our strategy depends on our ability to license and integrate third-party technology to enhance our products.

Our ability to enhance and deliver our specialized solutions and the add-on modules to them is dependent upon our ability to license, under commercially reasonable terms, third-party software that enhances, enables or provides additional functionality for them. If we are not able to successfully license third-party software to incorporate into our products, we may not be able to timely deliver more robust versions of our specialized solutions. In addition, the third-party software that we intend to license may or may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to obtain or maintain these license arrangements, failure of the third-party vendors to provide updates, modifications or future versions of their software or defects and errors in, or infringement claims against those third-party products could delay or impair our ability to develop and sell our products and execute against our strategic plan.

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

The markets for real-time conferencing, collaboration and learning products and services are highly competitive. We expect that our competition in this market will intensify in the future, which will likely result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our online business communication, collaboration and learning solutions from a variety of software and services vendors. In addition, larger companies with more resources than we have could enter our market and either reduce our sales or require us to lower our prices, or both.

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

Our ability to obtain any additional financing that may be needed will depend on a number of factors, including market conditions, our operating performance and investor interest, particularly in software companies providing online business communication, collaboration and learning solutions. These factors may make the timing, amount, terms and conditions of any financing unattractive. They may also result in our incurring additional indebtedness or accepting stockholder dilution. If adequate funds are not available or are not available on acceptable terms, we may have to forego strategic acquisitions or investments, defer our product development activities, or delay our continued rollout of new products and product versions. Any of these actions may seriously harm our business and operating results.

If we identify and report material weaknesses in our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in their annual reports on Form 10-K a report of management on our internal control over financial reporting, including managements’ assessment of the effectiveness of the company’s internal control over financial reporting as of the company’s year end. In addition, the accounting firm auditing a public company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls. Our independent accountants have provided a report on managements assessment of internal controls for financial reporting and their audit of our internal controls and financial reporting in which they expressed an opinion that we maintained in all material respects effective internal controls and financial reporting as of December 31, 2004. However, if in future periods it is determined that our internal controls are not designed or operating effectively as required by Section 404 or our accounting firm 1) disclaims an opinion as it relates to management’s assessment of the effectiveness of its internal controls; 2) issues a qualified opinion on the effectiveness of the company’s internal controls or 3) renders an adverse opinion due to material weaknesses in our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of Internet-based business and services.

As commercial use of the Internet increases, federal, state and foreign agencies could enact laws or adopt regulations covering issues such as user privacy, content, taxation of products and services, encryption, network and information security, and the convergence of telephone and other traditional communication services with Internet communications such as Voice-Over-Internet-Protocol. If enacted, such laws or regulations could limit the market for our products and services. Any inconsistencies between state, federal and non-U.S. laws and regulations could affect distribution of our products and/or increase our costs. Such legislation or regulation could also dampen the growth in Web usage and decrease its acceptance as a medium of communications and commerce.

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

Our success is focused on sales to multinational corporations, which requires us to have international operations and incur risks associated with those operations. In addition to our North American operations, we have established sales, marketing and service operations in Europe and Australia and we sell through distributors and resellers in a number of countries around the world. We cannot be sure that our international operations will be successful. Our international operations require resources and management attention beyond those required for our domestic operations and subject us to additional regulatory, economic and political risks, including:

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

If we were to discover that any of our products violated third-party proprietary rights, there can be no assurance that we would be able to reengineer the product or obtain a license on commercially reasonable terms, or at all, that would enable us to continue offering the product without substantial reengineering. Also, our product license agreement states that we will indemnify our customers for any of their costs as a result of our infringement on others’ technology, if any. Such costs could be substantial. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly developing technology environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products or cause our customers to stop using our products. On August 19, 2003, EdiSync Systems, LLC filed a complaint against us in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Although we believe we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. See “Legal Proceedings.”

Our business could be adversely affected if our products contain errors.

Software products as complex as ours may contain undetected errors or bugs that result in product failures. From time to time, we have identified errors in our products after commercial introduction of the products. While we have not been materially harmed by errors in the past, the occurrence of errors in the future could result in loss of or delay in revenues, loss of market share, diversion of product development resources, injury to our reputation or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Foreign Currency

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. International sales are typically denominated in Euros, British pounds, Australian dollars or in U.S dollars. Since some of our sales internationally are currently priced in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. In the year ended December 31, 2004, we generated approximately 19% of our revenues outside of the United States. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets. Gains and losses resulting from foreign exchange transactions are netted and included in other expense, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of December 31, 2004 would not have a material impact on our results of operations for the year ended December 31, 2004.

Interest Rates

We maintain an investment portfolio consisting mainly of fixed rate U.S. government-backed federal agency notes and highly liquid money market instruments, with an average maturity of less than 12 months, in accordance with our investment policy approved by our board of directors. Our general investment policy is to limit the risk of principal loss and seeks to ensure the safety of invested funds by limiting market and credit risk. We currently use a registered investment manager to place our investments, which are typically held to maturity. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term deposits of the local operating bank. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Investments in fixed rate interest earning financial instruments are subject to interest rate risk and will decrease in value if market interest rates were to increase. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the fair value of the portfolio. If market interest rates were to decline, the interest earned on our investment portfolio would decrease. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2004 would have decreased by less than $195,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will largely depend on the gross amount of our portfolio.

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

Our consolidated financial statements and supplementary data required by this Item 8 are listed in Item 15 below and are included as referenced here:

The quarterly financial information required by this Item 8 is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 2, 2004, the board of directors, upon recommendation of the audit committee, dismissed KPMG LLP as the Company’s independent registered public accounting firm. The dismissal occurred simultaneously with the engagement of PricewaterhouseCoopers LLP. During the period from January 1, 2002 through April 2, 2004, there was no disagreement with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for the periods ending December 31, 2002 and December 31, 2003. The reports of KPMG LLP on our financial statements for the years ending December 31, 2002 and December 31,

2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the period from January 1, 2002 through December 31, 2003, there were no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended. During the period from July 11, 2002, the date of our initial engagement of KPMG LLP, through April 2, 2004, we did not consult with PricewaterhouseCoopers LLP regarding either the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or reportable event with KPMG LLP. We do not expect that a representative of KPMG LLP will be present at the 2004 annual meeting.

This change of our independent registered public accounting firm was reported on our current report on Form 8-K dated April 7, 2004.

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

“Disclosure controls and procedures” are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information that is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have evaluated these disclosure controls and procedures and have concluded that they were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment we concluded that as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued a report on our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our board of directors is divided into three classes, referred to as Class I, Class II and Class III, each consisting of approximately one-third of the directors. One class is elected each year at the annual meeting of stockholders to hold office for a term of three years and until their respective successors have been duly elected and qualified. We currently have six directors. The current term of our two Class III directors, Messrs. Navickas and Hult, will expire at the annual meeting to be held in 2005. The current term of Messrs. Kawell and Ferguson, our Class I directors, will expire at the annual meeting to be held in 2006. The current term of our two Class II directors, Messrs. Gudonis and Benanto, will expire at the annual meeting to be held in 2007.

Executive officers are appointed annually by the board of directors and serve at the discretion of the board of directors or until their respective successors have been duly elected and qualified. There are no family relationships among our directors and executive officers.

The following table sets forth certain information concerning each of our current directors and executive officers:

Name	Age	Position
Leon Navickas	48	Chairman of the Board of Directors
Paul R. Gudonis	50	President, Chief Executive Officer and Director
Stephen A. Johnson	49	Chief Financial Officer, Treasurer and Secretary
Richard D. Cramer	42	Senior Vice President of Worldwide Sales and Marketing
John J. Walsh, Jr.	40	Senior Vice President of Products and Operations
Martin V. Deise	44	Senior Vice President of Professional Services
Robert E. Hult(1)(2)	58	Director
Leonard M. Kawell, Jr.(2)(3)	49	Director
Douglas M. Ferguson(1)(2)(3)	47	Director
Ronald R. Benanto(1)	56	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Leon Navickas founded Centra and has served as Chairman of the Board since April 1995. From April 1995 to July 2003, Mr. Navickas served as our Chief Executive Officer and from April 1995 to January 1999, he served as our President. From July 2003 to September 2004, Mr. Navickas served as our Chief Strategy Officer. Mr. Navickas also serves on the board of trustees of the Massachusetts Software Council, a public policy organization that represents the interests of Massachusetts software companies.

Paul R. Gudonis has served as our President and Chief Executive Officer since July 2003 and has served as a director since September 2003. From February 2003 to July 2003, he served as Executive Vice President of Level 3 Communications. From June 2000 to February 2003, Mr. Gudonis served as Chairman and Chief Executive Officer of Genuity Inc., a business Internet services provider (formerly, GTE Internetworking, a business unit of GTE Corp.). Genuity, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code as part of a plan negotiated with its significant creditors. Genuity’s assets were acquired by Level 3 Communications in early 2003. From July 1998 to June 2000, Mr. Gudonis served as President of GTE Internetworking. Mr. Gudonis also serves on the board of directors of Boston Communications Group, Inc., a provider of information processing services for the wireless industry, and on the board of directors of the Massachusetts High Technology Council, a public policy organization that represents the interests of Massachusetts technology companies.

Stephen A. Johnson has served as our Senior Vice President and Chief Financial Officer since November 1998. Mr. Johnson has also served as our Treasurer and Secretary since June 1999. On February 14, 2005, Mr. Johnson resigned as our Senior Vice President and Chief Financial Officer, Treasurer and Secretary effective May 15, 2005.

Richard D. Cramer has served as our Senior Vice President of Worldwide Sales and Marketing since December 2004 and from December 2003 to December 2004 as our Senior Vice President of Worldwide Sales. From June 2001 to July 2003, Mr. Cramer served as President and Chief Executive Officer of Veridiem, Inc. From January 1999 to May 2001 Mr. Cramer was a consultant to software companies. Mr. Cramer is a member of the board of directors of Omtool Ltd., a public company that produces software solutions for document exchange.

John J. Walsh, Jr. has served as our Senior Vice President of Products and Operations since November 2004. From November 2003 to November 2004, he served as our Senior Vice President of Engineering and Operations and from April 2002 to November 2003, he served as our Vice President of Product Development. From June 2000 to April 2002, Mr. Walsh served as the Chief Operating Officer of InformTV, a provider of interactive applications and services for the digital cable market and from November 1998 to June 2000, he served as Vice President of Business Development for Avid Sports.

Martin V. Deise has served as our Senior Vice President of Professional Services since October 2004. From April 2002 to October 2004, Mr. Deise served as a partner for Alexander Consulting, a professional services firm specializing in operational effectiveness solutions. From March 2001 to March 2002, Mr. Deise served as Senior Vice President, Solutions, for Novell, Inc., an Internet and networking software and services company. From May 2000 to March 2001, Mr. Deise served as Senior Vice President of Strategy and Services for Cambridge Technology Partners, a consulting and integration services company. Prior to May 2000, Mr. Deise served as Global Program Director, E-business, for PricewaterhouseCoopers LLP, a management consulting firm.

Robert E. Hult has served as a director since January 2001. Since February 2004, Mr. Hult has served as Senior Vice President Finance and Chief Financial Officer of Mercury Computer Systems, Inc., a provider of embedded, real-time digital signal and image processing computer systems. From March 1998 to September 2003, Mr. Hult served as the Senior Vice President Finance and Operations, Chief Financial Officer and Treasurer of NMS Communications, Inc., a provider of systems and platform building blocks for voice, video and data communication services on wireless and wireline networks.

Leonard M. Kawell, Jr. joined our board of directors in April 2003. Since March 2002, Mr. Kawell has been the Chief Executive Officer and a director of Pepper Computer, Inc., a developer of software for mobile wi-fi devices. From September 2000 to February 2001, Mr. Kawell was the Manager of e-Book Development at Adobe. From March 1998 to September 2000, Mr. Kawell served as the President and a director of Glassbook, Inc., a developer of software for electronic books. Glassbook was acquired by Adobe in September 2000.

Douglas M. Ferguson joined our board of directors in April 2003. For the past five years, Mr. Ferguson has been leading and directing strategic and operational management effectiveness for clients in the high-tech, healthcare and manufacturing industries. He is currently the executive director of Gunnison Partners, a technology strategy management services firm. From April 2003 to February 2005, Mr. Ferguson was a partner at Innovation Management Inc., a member of the Monitor Group. From March 2000 to June 2001, Mr. Ferguson held executive positions at Cambridge Technology Partners, most recently as Vice President of Demand Generation. From February 1995 to February 2000, Mr. Ferguson held executive positions at Nextera Enterprises, most recently as Vice President of eBusiness Strategic Services. He is currently a trustee of the Yale-China Association.

Ronald R. Benanto joined the board of directors in April 2003. Since April 2004, Mr. Benanto has been the Chief Financial Officer of Lumigent, Inc., a data audit software company. From July 1999 to June 2002, Mr. Benanto served as the Vice President of Finance and Chief Financial Officer of Newsedge Corporation, a

provider of global news and electronic content solutions to business users and destination Web sites that was acquired by The Thomson Corporation in September 2001.

Audit Committee

Our audit committee currently consists of Messrs. Hult, Benanto and Ferguson. The board has determined that each of the members of the audit committee is independent, as defined in Rule 4200(a)(15) of the National Association of Securities Dealers listing standards. The committee assists the board in overseeing the integrity of our financial statements; our internal accounting procedures; our compliance with legal and regulatory requirements; our independent auditor’s qualifications and independence; and the performance of our independent auditors. The committee is directly responsible for appointing, compensating, evaluating and, when necessary, terminating our independent auditors. Our audit committee has established procedures for employees to communicate with the committee regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential and anonymous submission by our employees of concerns regarding questionable accounting, internal accounting controls or auditing matters. The audit committee also has the responsibilities and authority described in its written charter. The audit committee charter is available on our Web site at http://www.centra.com. The composition and responsibilities of the audit committee are governed by applicable provisions of the Sarbanes-Oxley Act of 2002. The audit committee met six times in 2004.

Audit Committee Financial Expert

The board of directors has determined that all audit committee members are financially literate under the current listing standards of Nasdaq. The board has determined that each of Robert Hult and Ronald Benanto qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K promulgated by the SEC rules pursuant to the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities (our common stock) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of reports filed by persons required to file such reports pursuant to Section 16(a) of the Exchange Act, we believe that all filings required to be made by such reporting persons were timely made in accordance with the requirements of the Exchange Act, except that on July 15, 2004, Mr. Walsh filed a Form 4 reporting the grant of 60,000 options shares on April 1, 2004 and on July 15, 2004, Mr. Johnson filed a Form 4 reporting the grant of 95,000 options shares on April 1, 2004.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The purpose of the code of business conduct and ethics is to promote, among other things, honest and ethical conduct, and full, fair, accurate, timely and understandable disclosure in public communications and reports and documents that we file with, or submit to, the SEC. The code of ethics includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. The code of ethics is posted on our Web site. Any waiver of any provision of the code of ethics granted to an executive officer or director may only be made by the board of directors and will be promptly disclosed on our Web site at www.centra.com/investor relations.

ITEM 11.    EXECUTIVE COMPENSATION

Director Compensation

Each non-employee director receives $7,500 per quarter. In addition, we reimburse directors for out-of-pocket expenses incurred in attending board of director and committee meetings.

Each director who is not one of our employees is eligible to receive option grants and other stock-based awards under the 1999 Director Plan. The 1999 Director Plan permits discretionary grants to non-employee directors. All option grants under the 1999 Director Plan are priced at the market price of our common stock at the time of grant. In 2004, Messrs. Hult, Benanto, Ferguson and Kawell, each of whom are non-employee directors, received an option to purchase 5,000 shares of our common stock at a purchase price of $1.47 per share.

Executive Compensation

Summary of Cash and Other Compensation. The following table provides certain summary information concerning the cash and other compensation earned by our Chief Executive Officer and each of the five other most highly compensated executive officers during 2004, for services rendered in all capacities to us during the years ended December 31, 2004, 2003 and 2002.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation(1)		Long Term Compensation	All Other Compensation($)(2)
		Salary($)	Bonus($)	Securities Underlying Options(#)
Paul R. Gudonis(3)	2004	$300,000	$142,500	—	$379
President and Chief Executive Officer	2003	$127,208	$55,000	1,000,000	$158

Leon Navickas(4)	2004	$142,500	$59,500	—	$270
Chairman of the Board of Directors and	2003	$290,833	$131,667	160,000	$360
Former Chief Strategy Officer	2002	$175,000	$131,750	130,000

Stephen A. Johnson	2004	$217,500	$104,500	95,000	$379
Chief Financial Officer, Treasurer and	2003	$190,000	$90,000	60,000	$360
Secretary	2002	$166,250	$57,250	130,000

John J. Walsh, Jr.(5)	2004	$199,167	$95,000	135,000	$379
Senior Vice President of Products and	2003	$190,000	$90,000	60,000	$360
Operations	2002	$117,917	$52,500	200,000

Richard D. Cramer(6)	2004	$180,000	$213,752	75,000	$341
Senior Vice President of Worldwide Sales	2003	$11,654	$12,083	250,000	$30
and Marketing

James L. Freeze(7)	2004	$190,000	$84,500	75,000	$360
Former Senior Vice President and Chief	2003	$15,833	$6,667	250,000	$30
Marketing Officer

(1)	Other annual compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of those perquisites and other personal benefits was less than $50,000 and constituted less than 10 percent of the executive officers’ total annual salary and bonus.
(2)	Represents life insurance premiums.

(3)	Mr. Gudonis joined Centra in July 2003 and, therefore, received compensation for only a portion of that year.
(4)	Mr. Navickas served as Chief Executive Officer until July 2003 and as our Chief Strategy Officer until September 2004 and, therefore, only received compensation for a portion of 2004.
(5)	Mr. Walsh joined Centra in April 2002 and, therefore, received compensation for only a portion of that year.
(6)	Mr. Cramer joined Centra in December 2003 and, therefore, received compensation for only a portion of that year.
(7)	Mr. Freeze joined Centra in December 2003 and, therefore, received compensation for only a portion of that year.

Option Grants in Last Fiscal Year. The following table contains information concerning stock option grants made during 2004 under the 1995 Stock Option Plan and the 1999 Stock Incentive Plan to our Chief Executive Officer and each person named in the summary compensation table.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Option Granted(#)		% of Total Options Granted to Employees in Last Year(5)	Exercise Price ($/Share)(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Stock Option Term (2)
						5%($)	10%($)
Stephen A. Johnson	95,000	(3)	5.3%	$3.63	4/1/2014	$216,874	$549,602
John J. Walsh	60,000	(3)	3.3%	3.63	4/1/2014	136,973	347,117
John J. Walsh	75,000	(4)	4.2%	1.47	8/31/2014	69,336	175,710
Richard D. Cramer	75,000	(4)	4.2%	1.47	8/31/2014	69,336	175,710
James L Freeze	75,000	(4)	4.2%	1.47	8/31/2014	69,336	175,710

(1)	All options were granted at exercise prices that were not less than fair market value at the time of grant, which was determined by the board of directors to be the last sale price of the common stock on the date of grant as reported by the Nasdaq Stock Market.
(2)	Amounts reported in these columns represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the common stock over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not represent our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercises and the future performance of the common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the officers. This table does not take into account any appreciation in price of the common stock from the date of grant to the current date. The values shown are net of the option price, but do not include deductions for taxes or other expenses associated with the exercise.
(3)	Option vests in equal installments of 6.25%, starting on 5/1/04 and on the first day of each calendar quarter thereafter until 2/1/08.
(4)	Option vests as to 50% on 8/31/05 and thereafter in equal installments of 12.5%, on each calendar quarter thereafter starting on 11/30/05 until 8/31/06.
(5)	In 2004, we granted options to purchase an aggregate of 1,799,450 shares of common stock to our employees under our 1995 Stock Option Plan and our 1999 Stock Incentive Plan.

Option Exercises and Fiscal Year-End Option Values. The following table sets forth certain information regarding stock options held as of December 31, 2004 by each of the executive officers named in the summary compensation table.

Aggregated Options Exercises in the Last Fiscal Year and Year-End Option Values

Name	Common Stock Underlying Unexercised Options at Year-End(#)		Value of Unexercised In-the-Money Options at Year-End($)(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul R. Gudonis	312,500	687,500	$—	$—
Leon Navickas	838,750	151,250	115,275	118,125
Stephen A. Johnson	255,687	165,313	70,650	60,750
John J. Walsh	162,500	232,500	94,275	140,175
Richard D. Cramer	62,500	262,500	—	62,250
James L. Freeze	62,500	—	—	—

(1)	Calculated on the basis of the last sale price of the common stock on December 31, 2004 as reported by the Nasdaq Stock Market ($2.34 per share), less the applicable option exercise price. Amounts disclosed in these columns do not necessarily reflect amounts received by the officers but are calculated based on the difference between the fair market value of the common stock on December 31, 2004 and the exercise price of the options. Officers will receive cash only if and when they sell the common stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the common stock at the time of such sale.

Severance and Other Agreements

Severance Agreements

We have entered into severance agreements with Messrs. Walsh, Cramer, Deise, Gudonis and Johnson. The severance agreements with Messrs. Walsh and Cramer provide that if they are terminated upon or after a change of control or they voluntarily terminate their employment with us upon or after a change of control, they will receive severance compensation equal to their annual target bonus for the year in which termination occurs, base salary for such year, and benefits for one year. If their employment is terminated other than for cause, death or in connection with a change of control, we will pay severance compensation in an amount equal to 50% of the severance compensation described.

The severance agreement with Mr. Deise provides that if he is terminated, he will receive severance compensation equal to fifty percent of his annual target bonus for the year in which termination occurs, 50% of his base salary for such year and benefits for six months. If he is terminated upon or after a change of control or voluntarily terminates his employment with us upon or after a change of control, he will receive his severance compensation described above and will also receive one additional month of severance compensation for each month of his employment with us up to a maximum of one year’s severance compensation.

The severance agreement with Mr. Gudonis provides that if Mr. Gudonis’ employment with us is terminated, he will be paid severance compensation equal to one full year of his base salary, target bonus and benefits.

The severance agreement with Mr. Johnson provides that if his employment is terminated by us without cause, or upon a change of control or if he voluntarily terminates his employment upon notice prior to June 30, 2005, then Mr. Johnson will be paid severance compensation for one full year. His severance will equal the greater of his annual target bonus for the fiscal year in which termination or change of control occurs plus his base salary and benefits for such fiscal year or the highest annual target bonus paid to him for any of the three fiscal years ended prior to the termination date or change of control plus the highest base salary paid to him for any of the three fiscal years ended prior to the termination date or change of control. Mr. Johnson notified us on February 15, 2005 of his voluntary termination effective May 15, 2005.

The severance agreements with the executive officers also provide that upon a change of control or the termination of an executive officer other than for cause or upon death, any of the officer’s unvested options will immediately vest. See “Change of Control Provisions.”

Change of Control Provisions

A “change of control” means:

•	any merger or consolidation which results in the voting shares outstanding immediately prior to the merger or consolidation, representing immediately after the merger or consolidation, less than 50% of the voting power of the surviving entity;

•	a sale of all or substantially all of our assets or issued and outstanding stock; or

•	a change, without the approval of the board of directors, of a majority of the board of directors.

The options granted to our board of directors will vest and become immediately exercisable upon a change of control.

The compensation committee of the board of directors, in administering the 1995 Stock Option Plan, the 1999 Stock Incentive Plan and the 1999 Director Plan, can also provide for accelerated vesting of options held by any of our executive officers or directors in connection with a change of control as defined in such plans. The accelerated vesting may be conditioned on the termination of the individual’s employment following the change of control.

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

Equity compensation plan information

The following table sets forth additional information as of December 31, 2004 about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, indicating which plans were approved by our stockholders and which plans or arrangements were not submitted to the stockholders for approval.

The equity compensation plans approved by our stockholders are our 1995 Stock Option Plan, 1999 Stock Incentive Plan and 1999 Director Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by security holders	7,392,975	$3.52	1,582,279
Equity compensation plans not approved by security holders	—	N/A	N/A

Total	7,392,975	$3.52	1,582,279

Principal Stockholders

The following table sets forth information about the beneficial ownership of our outstanding common stock on March 1, 2005 by: (i) each person or entity who is known by us to own beneficially more than five percent of our common stock; (ii) each of the executive officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.

	Number of Shares Beneficially Owned(2)			Percentage of Outstanding Shares Beneficially Owned
Name and Address(1)	Outstanding Shares	Right to Acquire(3)	Total Number
Leon Navickas(4)	1,585,000	881,250	2,466,250	8.6
Criterion Capital Management(5)	1,736,900	—	1,736,900	6.3
One Maritime Plaza, Suite 1460
San Francisco, CA 94111

Bricoleur Capital Management(6)	1,715,984	—	1,715,984	6.2
12230 El Camino Real, Suite 100
San Diego, CA 92130

Paul R. Gudonis(7)	62,692	437,500	500,192	1.8

Stephen A. Johnson(8)	112,829	291,000	403,829	1.4

John J. Walsh, Jr.(9)	16,241	198,750	214,991	0.8

Richard D. Cramer(10)	21,200	78,125	78,125	0.4

Robert E. Hult(11)	—	51,562	51,562	0.2

Leonard M. Kawell, Jr.(12)	—	25,000	25,000	0.1

Douglas M. Ferguson(13)	1,000	25,000	26,000	0.1

Ronald R. Benanto(14)	—	25,000	25,000	0.1

All executive officers and directors as a group (nine persons)(15)	1,798,962	2,013,187	3,812,149	12.8

(1)	The address of each officer and director listed is in care of Centra Software, Inc., 430 Bedford Street, Lexington, Massachusetts 02420.
(2)	In accordance with SEC rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power and any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after March 1, 2005 through the exercise of any stock option. Except as noted, we believe that the persons named in the table have sole voting and investment power with respect to the shares of common stock set forth opposite their names. Percentage of beneficial ownership is based on 27,701,766 shares of common stock outstanding as of March 1, 2005.
(3)	All shares included under “Right to Acquire” represent shares subject to outstanding stock options that are exercisable within 60 days of the date of this table.
(4)	Includes 53,000 shares held of record by Trustees of the Navickas Education Trust 1997 and 881,250 shares subject to outstanding stock options that are exercisable within 60 days of the date of this table.
(5)	The information is based on an amendment to Schedule 13D/A filed by Criterion Capital Management LLC (“Criterion”), with the Securities and Exchange Commission on January 31, 2005. The report states that Criterion shares the power to direct the voting or disposition of, the securities identified. Criterion expressly disclaims beneficial ownership of the securities identified.
(6)	The information is based on a Schedule 13G filed by Bricoleur Capital Management LLC (“Bricoleur”), with the Securities and Exchange Commission on February 14, 2005. The report states that Bricoleur has been granted the authority to dispose of and vote the reported securities as investment manager for certain accounts in which they are held. The report also states that each entity that owns an account has the right to receive or the power to direct the receipt of, dividends from, or the proceeds from the sale of, the securities. Bricoleur expressly disclaims beneficial ownership of the securities.

(7)	Includes 437,500 shares subject to outstanding stock options that are exercisable within 60 days of the date of this table.
(8)	Includes 291,000 shares subject to outstanding stock options that are exercisable within 60 days of the date of this table.
(9)	Includes 198,750 shares subject to outstanding stock options that are exercisable within 60 days of the date of this table.
(10)	Includes 5,000 shares held in an irrevocable trust for the benefit of Mr. Cramer’s minor child. Consists of 78,125 shares subject to outstanding stock options that are exercisable within 60 days of the date of this table.
(11)	Includes 51,562 shares subject to outstanding stock options that are exercisable within 60 days of the date of this table.
(12)	Consists of 25,000 shares subject to outstanding stock options that are exercisable within 60 days of the date of this table.
(13)	Consists of 25,000 shares subject to outstanding stock options that are exercisable within 60 days of the date of this table.
(14)	Consists of 25,000 shares subject to outstanding stock options that are exercisable within 60 days of the date of this table.
(15)	Includes 2,237,561 shares subject to outstanding stock options that are exercisable within 60 days of the date of this table. See Notes 4, 8-15.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by KPMG for services rendered prior to its dismissal and fees billed by PricewaterhouseCoopers since its engagement for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

	Fiscal 2004 Fees	Fiscal 2003 Fees
Fee Category	PricewaterhouseCoopers	KPMG
Audit Fees	$486,000	$240,000
Audit-Related Fees	—	22,832
Tax Fees	—	—
All Other Fees	6,720	4,550

Total Fees	$492,720	$267,382

Audit fees: Audit fees represent fees for professional services performed by our independent registered public accounting firm for the audit of our annual financial statements, internal control over financial reporting as of December 31, 2004 and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees: Audit-related fees represent fees for assurance and related attestation services performed by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements.

Tax fees: Tax fees represent fees billed for professional services performed by our independent registered public accounting firm with respect to corporate tax compliance, tax advice and tax planning.

All other fees: All other fees represent fees billed for products and services provided by our independent registered public accounting firm other than those disclosed above. In 2004, these fees were for accounting services related to employee compensation expense.

The audit committee considered and determined that the provision of non-audit services provided by KPMG and PricewaterhouseCoopers is compatible with maintaining the auditors’ independence.

Pre-approval policies and procedures

At present, our audit committee approves each engagement for audit-related and non-audit services before we engage PricewaterhouseCoopers to provide those services.

Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage PricewaterhouseCoopers to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by PricewaterhouseCoopers for 2004 was obtained in reliance on the waiver of the pre-approval requirement afforded in the Securities and Exchange Commission regulations.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The Following documents are filed as part of this report:

1. Financial Statement Schedules

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or in the notes thereto.

See Index to Financial Statements on page 61

2. Exhibits

The following exhibits are filed as part of, or incorporated by reference in, this Form 10-K.

EXHIBIT LIST

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	October 27, 1999	3.2

3.2	Amended and Restated By-Laws		S-1	October 27, 1999	3.4

4.1	Specimen certificate for common stock		S-1	October 27, 1999	4.1

10.1	1995 Stock Plan, as amended		S-1	October 27, 1999	10.1

10.2	Amended and Restated 1999 Stock Incentive Plan		10-Q	August 6, 2004	10.1

10.3*	Amended and Restated 1999 Director Plan		10-K	March 12, 2004	10.4

10.4	1999 Employee Stock Purchase Plan		S-1	October 27, 1999	10.3

10.5*	2005 Bonus Plan	X	8-K	March 8, 2005	10.2

10.6*	Amended and Restated Severance Compensation and Change of Control Agreement dated February 14, 2005 with Stephen A. Johnson		8-K	February 18, 2005	10.1

10.7*	Amended and Restated Severance Compensation and Change of Control Agreement dated February 15, 2005 with John Walsh		8-K	February 18, 2005	10.3

10.8*	Amended and Restated Severance Compensation and Change of Control Agreement dated February 15, 2005 with Richard Cramer		8-K	February 18, 2005	10.2

10.9*	Amended and Restated Severance Compensation and Change of Control Agreement dated March 7, 2005 with Martin Deise and form of Mutual Release and Employee’s Invention, Non-Competition and Non-Disclosure Agreement	X	8-K	March 8, 2005	10.1

10.10	Consulting and Confidentiality Agreement dated September 30, 2004 with Leon Navickas		10-Q	November 9, 2004	10.3

10.11*	Form of Indemnity Agreement with our directors		S-1	January 7, 2000	10.7

10.12*	Form of Indemnity Agreement with our executive officers		S-1	January 7, 2000	10.13

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.13	Lease, as amended, dated July 21, 1999 with Trustees of Elandzee Trust		S-1	December 3, 1999	10.8

10.14	Fourth Amendment to Lease dated July 30, 2004 with Trustees of Elandzee Trust		8-K	August 5, 2004	99.1

10.15	Sublease dated September 21, 2000 between MindLever.com and Kaiser Foundation Health Plan of North Carolina		10-K	March 13, 2002	10.14

10.16	Loan and Security Agreement, as amended, dated November 5, 1997 with Silicon Valley Bank		S-1	October 27, 1999	10.11

10.17	Sixth Loan Modification Agreement dated September 28, 2004 with Silicon Valley Bank		10-Q	November 9, 2004	10.1

10.18	Severance and Change of Control Agreement dated July 30, 2003 with Paul Gudonis		10-Q	November 14, 2003	10.1

21.1	Subsidiaries	X

23.1	Consent of PricewaterhouseCoopers, LLP	X

23.2	Consent of KPMG LLP	X

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X

32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2005.

CENTRA SOFTWARE, INC.

By:	/s/ PAUL R. GUDONIS
Paul R. Gudonis President, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of March 15, 2005.

Signature	Title

/s/ PAUL R. GUDONIS Paul R. Gudonis	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEPHEN A. JOHNSON Stephen A. Johnson	Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

/s/ LEON NAVICKAS Leon Navickas	Chairman of the Board

/s/ ROBERT E. HULT Robert E. Hult	Director

/s/ RONALD BENANTO Ronald Benanto	Director

/s/ DOUGLAS FERGUSON Douglas Ferguson	Director

/s/ LEONARD KAWELL, JR. Leonard Kawell, Jr.	Director

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Centra Software, Inc.:

We have completed an integrated audit of Centra Software, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Centra Software, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Centra Software, Inc.:

We have audited the accompanying consolidated balance sheets of Centra Software, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centra Software, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

January 28, 2004

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31,
	2003	2004
Assets
Current Assets:
Cash and cash equivalents	$13,357	$11,779
Short-term investments	15,531	13,356
Restricted cash	—	233
Accounts receivable, net of reserves of $441 and $347 in 2003 and 2004, respectively	7,832	7,887
Prepaid expenses	618	1,093
Other current assets	361	281

Total current assets	37,699	34,629

Property and equipment, at cost:
Computers and equipment	9,601	5,898
Furniture and fixtures	963	1,164
Leasehold improvements	649	675

	11,213	7,737
Less: Accumulated depreciation and amortization	9,549	6,297

	1,664	1,440
Long-term investments	5,888	743
Restricted cash	433	400
Other assets	111	16
Other intangible assets, net	233	—

Total assets	$46,028	$37,228

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 5)	$1,711	$1,049
Accounts payable	904	939
Accrued expenses (Note 4)	6,195	5,677
Deferred revenue	12,340	14,360

Total current liabilities	21,150	22,025

Long-term debt, net of current maturities (Note 5)	553	1,012

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value Authorized—10,000,000 shares at December 31, 2003 and 2004, no shares issued or outstanding	—	—
Common stock, $0.001 par value Authorized—100,000,000 shares at December 31, 2003 and 2004
Issued—27,787,573 shares at December 31, 2003 and 28,404,561 shares at December 31, 2004
Outstanding-27,047,310 shares at December 31, 2003 and 27,664,298 shares at December 31, 2004	28	28
Additional paid-in capital	112,489	113,456
Accumulated deficit	(88,106)	(99,211)
Deferred compensation	(47)	—
Accumulated other comprehensive income (loss)	22	(21)
Treasury stock (740,263 shares of common stock at December 31, 2003 and 2004, at cost)	(61)	(61)

Total stockholders’ equity	24,325	14,191

Total liabilities and stockholders’ equity	$46,028	$37,228

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2002	2003	2004
Revenues:
License	$15,967	$20,342	$11,650
Software services	5,478	8,235	10,338
Maintenance and professional services	11,955	14,464	16,076

Total revenues	33,400	43,041	38,064

Cost of Revenues:
License	434	581	277
Amortization of acquired developed technology	700	700	233
Software services	2,286	2,320	2,386
Maintenance and professional services	4,119	4,218	4,549

Total cost of revenues	7,539	7,819	7,445

Gross profit	25,861	35,222	30,619

Operating Expenses:
Sales and marketing	20,975	22,146	22,496
Product development	12,113	11,513	10,029
General and administrative	8,121	9,736	8,630
Impairment of goodwill	5,885	—	—
Merger transaction costs	1,238	—	—
Restructuring charges	439	—	788

Total operating expenses	48,771	43,395	41,943

Operating loss	(22,910)	(8,173)	(11,324)
Interest income	750	391	364
Interest expense	(185)	(131)	(87)
Other (expense) income, net	(125)	2	(58)

Net loss	$(22,470)	$(7,911)	$(11,105)

Basic and diluted net loss per share	$(0.88)	$(0.30)	$(0.41)

Weighted average shares outstanding:
Basic and diluted	25,601	26,502	27,367

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(In Thousands, Except Share and Per Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity	Comprehensive Loss
	Shares	$0.001 Par Value					Shares	Cost
Balance, December 31, 2001	26,000,831	$26	$110,446	$(57,725)	$(1,326)	$(34)	661,606	$(40)	$51,347
Amortization of deferred compensation	—	—	(103)	—	855	—	—	—	752	—
Translation adjustment	—	—	—	—	—	20	—	—	20	$20
Proceeds from issuance of common stock	801,943	1	861	—	—	—	—	—	862	—
Repurchase of common stock	—	—	—	—	—	—	78,657	(21)	(21)	—
Net loss	—	—	—	(22,470)	—	—	—	—	(22,470)	(22,470)

Comprehensive loss for the year ended December 31, 2002										$(22,450)

Balance, December 31, 2002	26,802,774	27	111,204	(80,195)	(471)	(14)	740,263	(61)	30,490
Amortization of deferred compensation	—	—	253	—	424	—	—	—	677	—
Translation adjustment	—	—	—	—	—	36	—	—	36	$36
Proceeds from issuance of common stock	984,799	1	1,032	—	—	—	—	—	1,033	—
Net loss	—	—	—	(7,911)	—	—	—	—	(7,911)	(7,911)

Comprehensive loss for the year ended December 31, 2003										$(7,875)

Balance, December 31, 2003	27,787,573	28	112,489	(88,106)	(47)	22	740,263	(61)	24,325
Amortization of deferred compensation	—	—	(30)	—	47	—	—	—	17	—
Translation adjustment	—	—	—	—	—	(43)	—	—	(43)	$(43)
Proceeds from issuance of common stock	616,988	—	997	—	—	—	—	—	997	—
Net loss	—	—	—	(11,105)	—	—	—	—	(11,105)	(11,105)

Comprehensive loss for the year ended December 31, 2004										$(11,148)

Balance, December 31, 2004	28,404,561	$28	$113,456	$(99,211)	$—	$(21)	740,263	$(61)	$14,191

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended December 31,
	2002	2003	2004
Cash Flows from Operating Activities:
Net loss	$(22,470)	$(7,911)	$(11,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,303	2,782	1,597
Provision for bad debts	447	97	(44)
Compensation charge related to stock options	752	677	17
Impairment of goodwill	5,885	—	—
Changes in assets and liabilities:
Accounts receivable	2,270	(923)	50
Prepaid expenses and other current assets	(290)	562	(336)
Accounts payable	(636)	53	28
Accrued expenses	(604)	227	(600)
Deferred revenue	1,995	2,181	1,932

Net cash used in operating activities	(9,348)	(2,255)	(8,461)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,343)	(822)	(1,151)
Purchase of short-term investments	(60,881)	(50,702)	(41,575)
Purchase of long-term investments	—	(5,888)	(743)
Sales and maturities of short-term and long-term investments	71,286	47,524	49,639
Increase (decrease) in restricted cash	117	100	(200)
Other assets	(78)	32	89

Net cash provided by (used in) investing activities	9,101	(9,756)	6,059

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	862	1,033	997
Purchase of treasury stock	(21)	—	—
Proceeds from term loans	1,495	255	1,623
Payments on term loans	(1,656)	(2,015)	(1,826)
Payments on capital lease obligations	(5)	(3)	—

Net cash provided by (used in) financing activities	675	(730)	794

Effect of foreign exchange rate changes on cash and cash equivalents	39	207	31

Net Increase (Decrease) in Cash and Cash Equivalents	467	(12,534)	(1,577)
Cash and Cash Equivalents, beginning of year	25,424	25,891	13,357

Cash and Cash Equivalents, end of year	$25,891	$13,357	$11,779

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$193	$150	$94

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  The Company and its Significant Accounting Policies

Centra Software, Inc., together with its wholly-owned subsidiaries (Centra or the Company), is a provider of specialized solutions for online business communication, collaboration and learning. Its products and services help organizations achieve important initiatives by using corporate networks and the Internet to integrate real-time, group oriented human interactions with online business initiatives. These real-time group events can range from ad hoc, one-on-one online meetings to highly interactive, structured, collaborative learning sessions to prescheduled Web seminars for larger audiences and are key elements of business processes that include collaborative learning, enterprise application rollouts, online selling and customer acquisition programs.

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

On January 16, 2002, the Company entered into an Agreement and Plan of Merger and Reorganization with SmartForce PLC (SmartForce).

On April 2, 2002, the Company entered into a Termination Agreement and Release with SmartForce. Pursuant to the termination agreement, the parties agreed to not complete the merger. The Company incurred $1.3 million in transaction expenses related to this proposed merger during the year ended December 31, 2002.

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

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

(c)  Revenue Recognition

Centra follows the specific guidelines of the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements, American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and related authoritative literature.

Centra derives its revenues from the sale of software licenses, application service provider (ASP) and hosting services, maintenance (post-contract support) and professional services. Maintenance includes telephone support, error correction or bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Centra executes contracts that govern the terms and conditions of all software license, ASP, hosting, and maintenance arrangements and other professional services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP No. 98-9. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized and thus affect the Company’s results of operations and financial condition.

Centra, generally, licenses its software products on a perpetual basis. Centra applies the provisions of SOP No. 97-2, as amended by SOP No. 98-9, to all transactions involving the sale of software products. Centra recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all direct sales to end-users. License sales to distributors or to value-added resellers are recognized when an end-user customer has been identified and all other revenue recognition criteria above have been met. License sales to U.S. government agencies through teaming arrangements with third-party partners are recognized when a signed order from the partner and evidence of a purchase order from the government agency to the partner is received and all other revenue recognition criteria above have been met. The Company does not offer a right of return on its products.

For all sales, except those to U.S. government agencies as described above, Centra uses a signed master license or service agreement, a signed sales order or contract amendment and/or a binding purchase order as evidence of an arrangement. For arrangements with multiple elements (i.e.: the sale of a product license along with the sale of maintenance and support, training and consulting to be delivered later), Centra allocates revenue to each component of the arrangement using the residual value method. Under the residual value method, revenue is recognized in a multiple element arrangement in which vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Centra defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount from the total arrangement fee at the time of the shipment of the last element for which VSOE does not exist, assuming all other revenue recognition criteria have been met. The VSOE of fair values for the ongoing maintenance and support obligations, professional services, training and other products sold by Centra are based upon prices realized when these services are sold separately.

Centra also sells its suite of products and services in a bundled package on a multi-year subscription basis for broader use by its customers. In the third quarter of 2004, the Company began to offer a bundled package of products and services for an annual fee based on a multi-year purchase commitment of two to three years. The annual fee, which is typically paid at the beginning of each year, provides for unlimited use of the specified software products within a specific department, division or entity of a corporation or for use by the entire enterprise. The suite of products and services may include a term license for the software products, ASP or hosting services, maintenance and support, consulting and training. Centra recognizes revenue from these multi-year subscriptions either ratably over the entire length of the subscription term or over each annual payment term. For classification purposes in the statement of operations, Centra allocates revenue to each of the license, software services, maintenance and professional services based on their relative fair values supported by VSOE if available or a reasonable estimate of fair value made by management based on the average discount offered on products or services when sold separately. Centra’s customers may choose to purchase the enterprise wide subscription without a term license for the software and instead utilize our ASP service over the term of the agreement. Centra recognizes revenue for ASP enterprise wide subscriptions ratably over the subscription term according to SAB 104. Revenue is allocated for classification purposes to software services and professional services based on their relative fair values supported by verifiable objective evidence.

At the time of the transaction, Centra assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. Billings to customers are generally due within 30 to 90 days. However, in certain circumstances, Centra has offered extended payment terms greater than 90 days but less than 365 days to certain customers for which license revenue is recognized upon shipment. These customers are well capitalized and typically have entered into license arrangements with us previously. Centra believes that it has sufficient history of successfully collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time the product is delivered. In addition, Centra assesses whether collection is probable based on the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s SEC filings. Creditworthiness for transactions to existing customers is assessed through a review of their prior payment history. Centra does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company will defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of payment.

Revenues from start-up fees associated with our ASP service are recognized over the estimated life of the ASP relationship. Revenues related to ASP services are recognized ratably on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues for hosting services are recognized ratably on a straight-line basis over the term that the hosting services are provided. Also, in instances where Centra hosts a customer’s purchased software on its server and network, Centra provides the customer a copy of the licensed software in addition to one that is kept on the Centra server and recognizes the license revenue for the purchased software in accordance with its revenue recognition policy for licensed software as discussed above and in accordance with EITF No. 00-3, Application of SOP 97-2 to Arrangements that Include the Rights to Use Software Stored on Another Entity’s Hardware.

Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Revenues from consulting and education services are recognized either as the services are performed or ratably over a subscription period if bundled as part of a subscription. Generally, consulting and education services, including implementation, are not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customer or other vendors.

Centra records as deferred revenues any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of license subscriptions, maintenance and support, ASP and hosting services and consulting and education services.

(d)  Cash, Cash Equivalents, Short- and Long-Term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts. Centra considers investments purchased with maturities at the balance sheet date of more than three months but less than 12 months to be short-term investments and investments purchased with maturities at the balance sheet date of 12 months or more to be long-term investments. Centra accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximated fair market value at December 31, 2004. Cash, cash equivalents, short- and long-term investments consisted of the following at December 31, 2003 and 2004 (in thousands):

	December 31,
	2003	2004
Cash, cash equivalents and short-term investments
Cash	$3,489	$2,995
Money market accounts	9,868	8,784
Bonds (average 276 and 99 remaining days to maturity in 2003 and 2004, respectively)	15,531	13,356

Cash, cash equivalents and short-term investments	28,888	25,135
Long-term investments
Bonds (average 429 and 500 remaining days to maturity in 2003 and 2004, respectively)	5,888	743

Total cash, cash equivalents, short- and long-term investments	$34,776	$25,878

(e)  Allowance for Accounts Receivable

Centra maintains allowances for estimated losses resulting from the inability of the Company’s customers to make required payments. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and on our history of write-offs of accounts receivable. While Centra believes the allowance to be adequate, if the financial condition of its customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances would be required and bad debt expense would increase by a like amount. Each reporting period Centra adjusts the reserve based on its review of current receivables and its history of write-offs. In addition to the allowance for uncollectible amounts, Centra also provides an allowance for sales returns based on historical return rates. If Centra were to experience return rates exceeding those provided for, an additional allowance for sales returns would be required, the Company’s total revenues would be reduced by a like amount. Historically, very few of the Company’s returns and uncollectible receivables have been significant or have had a material impact on the Company’s financial position or results of operations.

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

The Company recorded depreciation expense in the amounts of $1.4 million, $2.1 million and $2.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company removed $4,622,000 of fully depreciated fixed assets no longer in use from the balance sheet in the quarter ended December 31, 2004.

(g)  Long-Lived Assets

Centra reviews the valuation of long-lived assets, including property and equipment and acquired capitalized software costs, under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Under these provisions, Centra is required to assess the recoverability of long-lived assets and acquired capitalized software costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors that Centra considers important that could trigger an impairment review of long-lived assets include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of the Company’s use of the acquired assets or the strategy of the Company’s overall business;

•	significant negative industry or economic trends;

•	significant decline in Centra’s stock price for a sustained period; and

•	Centra’s market capitalization relative to net book value.

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

(h)  Valuation of Intangible Assets and Goodwill

Effective January 1, 2002, Centra adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, instead of amortizing goodwill and certain other indefinite-lived assets over time, Centra carries the asset on its balance sheet at its stated value and tests it for impairment. The test is performed both annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. If it is determined that the carrying amount of goodwill exceeds its implied fair value, then a loss to the extent of the impairment must be recorded. Because such impairment losses can occur irregularly and in varying amounts, Centra’s operating results may be subject to volatility from time to time if the Company has goodwill and other non-amortizing assets on its balance sheet from. The Company did not have any goodwill or intangible assets on its balance sheet at December 31, 2004.

(i)  Product Development Costs

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

(j)  Disclosure of Fair Value of Financial Instruments and Concentration of Credit Risk

The estimated fair values of the Company’s financial instruments, which include cash equivalents, short- and long-term investments, restricted cash, accounts receivable and accounts payable, approximate their carrying values due to the relative short-term nature of these instruments.

Financial instruments that potentially expose Centra to concentrations of credit risk consist mainly of cash and cash equivalents, short- and long-term investments and accounts receivable. Centra maintains its cash and cash equivalents, short- and long-term investments and restricted cash principally in domestic financial institutions and investments of high credit rating. Centra’s accounts receivable are derived primarily from sales of software products and services. Centra performs credit evaluations of its customers and generally does not require collateral. Centra does not believe that significant credit risk, beyond amounts provided for, exists at December 31, 2003 and 2004. The carrying amounts of Centra’s financial instruments approximate fair market values at December 31, 2003 and 2004.

For the years ended December 31, 2002, 2003 and 2004, no customer accounted for greater than 10% of revenues. As of December 31, 2003, and 2004, no customer accounted for greater than 10% of accounts receivable.

(k)  Foreign Currency Translation

The financial statements of Centra’s non-U.S. subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The Company has determined the functional currency of its foreign subsidiaries to be the local currency and, accordingly, the financial results of the foreign subsidiaries for the years ended December 31, 2002, 2003 and 2004 are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiaries’ financial statements are included as a component of stockholders’ equity. Transaction gains and losses are included in the accompanying consolidated statements of operations.

(l)  Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are its net loss and foreign currency translation adjustment

(m)  Income Taxes

Centra provides for federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured at the enacted tax rates. Centra has provided a valuation allowance for the full amount of its net deferred tax assets since, based on management’s assessments, it is more likely than not that of the deferred tax asset will not be realized.

(n)  Net Loss per Share

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

Basic and diluted net loss per share are as follows (in thousands, except per share data):

	Years Ended December 31,
	2002	2003	2004
Net loss	$(22,470)	$(7,911)	$(11,105)

Basic and diluted shares:
Weighted average common shares outstanding	25,637	26,502	27,367
Less: Weighted average shares subject to repurchase	(36)	—	—

Weighted average common shares outstanding used in computing basic and diluted net loss per share	25,601	26,502	27,367

Basic and diluted net loss per share	$(0.88)	$(0.30)	$(0.41)

Options to purchase a total of 6,074,020, 7,577,931 and 7,392,975 common shares have not been included in the computation of diluted net loss per share for the years ended December 31, 2002, 2003 and 2004, respectively, as these shares are considered antidilutive, due to the net loss for all periods presented.

(o)  Segment Information

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

Centra operates solely in one segment, the development, selling and marketing of software products and related services, and therefore there are no further segment disclosures required. Centra’s revenues, as a percentage, are as follows geographically (based on location of customer):

	Year Ended December 31,
	2002	2003	2004
United States	79%	81%	81%
Europe	17%	12%	15%
Other	4%	7%	4%

There are no significant long-lived assets located outside of the United States.

(p)  Restricted Cash

Restricted cash represents time deposits held at financial institutions in connection with the Company’s lease of office space. As of December 31, 2004, restricted cash represented the security for outstanding letters of credit expiring in July 2005 and June 2008. The letter of credit expiring in July 2005 is for $233,000 that may be recovered by withholding the final payments due under the lease at the end of the lease term. The letter of credit expiring in June 2008 is for $400,000, to be held for the remainder of the lease of the Company’s headquarter facilities in Lexington, Massachusetts and may be reduced to $300,000 in June 2007.

(q)  Stock-Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost that has been reflected in net loss for these plans relates to options issued at less than fair market value in 1999, the first quarter of 2000 and a modification of an option in the third quarter of 2003. The compensation costs were amortized over the vesting period of the options or recorded in the period of modification. All other options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and were for a fixed number of shares in the years ended December 31, 2002, 2003 and 2004. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Year Ended December 31,
	2002	2003	2004
	(In Thousands, Except Per Share Data)
Net loss attributable to common stockholders:
As reported	$(22,470)	$(7,911)	$(11,105)
Add back: Stock-based compensation included in net loss, as reported	752	677	17
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(7,147)	(6,027)	(3,989)

Pro forma	$(28,865)	$(13,261)	$(15,077)
Basic and diluted net loss per share:
As reported	$(0.88)	$(0.30)	$(0.41)
Pro forma	$(1.13)	$(0.50)	$(0.55)

The Company has computed the pro forma disclosures above as required under SFAS No. 123 for stock options granted to employees and directors using the Black-Scholes option pricing model. See further discussion of the Company’s stock option plans at Note 7. The assumptions used were as follows:

	Years Ended December 31,
Stock Options	2002	2003	2004
Risk-free interest rate	2.17%–2.32%	2.91%–3.25%	2.79%—3.93%
Expected dividend yield	—	—	—
Expected lives	5.0 years	5.0 years	5.0 years
Expected volatility	113%	106%	76%
Weighted average fair value of options granted during the year	$1.35	$1.70	$1.29

	Years Ended December 31,
Employee Stock Purchase Plans	2002		2003		2004
	ESPP 1	ESPP 2	ESPP 1	ESPP 2	ESPP 1	ESPP 2
Risk-free interest rate	1.89%	1.77%	1.18%	1.31%	0.96%	1.73%
Expected dividend yield	—	—	—	—	—	—
Expected lives	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	119%	105%	84%	80%	88%	66%
Weighted average fair value of options granted during the year	$0.34	$1.17	$0.35	$0.67	$1.09	$0.84

The expected volatility factors for fiscal 2002, 2003 and 2004 are based on the Company’s historical volatility.

(r)  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (FAS 123R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires fair value valuations be used for share-based payments to employees that in the past have been accounted for by Centra under the intrinsic method of APB No. 25. This Statement is effective beginning the first interim or annual reporting period that begins after June 15, 2005. FAS 123R allows for three methods of accounting upon adoption; modified prospective application, modified retrospective application for all periods presented or modified retrospective application only for the period presented in the current fiscal year. The modified prospective application allows for the recording of share-based payment expenses in the current period only and requires pro forma disclosures of prior periods for comparability. The modified retrospective application requires the restatement of prior periods in the current fiscal year or all periods presented as if FAS 123R was effective in those years and the recording of share-based payments expenses in the current period. The Company has not determined which method will be applied upon adoption. The Company has not determined the effect the adoption of FAS 123R will have on the consolidated financial statements. However, the pro forma disclosure under “Stock-Based Compensation” above approximates what would have been the impact of applying FAS 123R to the historical periods presented.

In December 2004, the FASB issued SFAS No. 153 (FAS 153), Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29, which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15,

2005 and shall be applied prospectively. The Company will adopt FAS 153 effective January 1, 2005 and has determined that its adoption will not have a material effect on the Company’s financial position or financial statements.

(2)  MindLever.com Acquisition

On April 30, 2001, the Company acquired MindLever, a provider of management systems for learning content, by merging it with and into M-L Acquisition Co. The Company acquired MindLever for approximately $2.9 million in cash, the issuance of 509,745 shares of common stock valued at approximately $3.8 million and acquisition costs in the approximate amount of $512,000, for a total purchase price of approximately $7.2 million.

In connection with the purchase accounting for Mindlever, the Company allocated $2.1 million and $300,000 to developed technology and assembled workforce, respectively. Developed technology represents technology and know-how related to MindLever’s current learning content management solution. Developed technology was being amortized over a period of three years. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of the Company

The excess of the purchase price over the fair value of the identifiable intangible net assets of approximately $5.9 million was allocated to goodwill.

On January 1, 2002, the Company adopted SFAS No. 142 and accordingly, assembled workforce was combined with goodwill, and total goodwill of approximately $5.9 million was not amortized in 2002 in accordance with SFAS No. 142. Instead, goodwill was required to be tested for impairment annually or on an interim basis if an event or circumstance indicates that it is likely that an impairment loss had occurred. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill and determined that there was no impairment of goodwill as of January 1, 2002. In connection with the annual assessment during the fourth quarter of 2002, the Company conducted a two-step impairment review in accordance with SFAS No. 142. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since the Company operates as an enterprise-wide reporting unit, it was determined that a combination of the market value of the Company and the net present value of the cash flows estimated to be produced by our assets over their useful lives represents an approximation of its fair value as of December 2002. It was determined that the fair value of the Company as of its December 2002 annual measurement was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. In the second step, the Company calculated the implied fair value of the goodwill by allocating the value of the Company to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. The excess of the fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The carrying amount of the reporting unit’s goodwill exceeded the fair value of the goodwill and therefore it was determined that goodwill had been impaired. Accordingly, the Company recorded a charge of $5.9 million in the fourth quarter of 2002, classified as an impairment charge in the consolidated statements of operations, to write down goodwill to its implied fair value of zero.

Goodwill and Other Intangible Assets	Goodwill	Assembled Workforce	Developed Technology	Total
Acquisition of MindLever on 4/30/01	$5,871	$300	$2,100	$8,271
Amortization for the year ended 12/31/01	(783)	(66)	(467)	(1,316)

Balance 12/31/01	5,088	234	1,633	6,955
Reclassify assembled workforce to goodwill	234	(234)	—	—
Adjustment to allocation of purchase price	563	—	—	563
Amortization	—	—	(700)	(700)
Impairment	(5,885)	—	—	(5,885)

Balance 12/31/02	—	—	933	933
Amortization	—	—	(700)	(700)

Balance 12/31/03	—	—	233	233
Amortization	—	—	(233)	(233)

Balance 12/31/04	$—	$—	$—	$—

(3)  Income Taxes

The components of Centra’s net deferred tax assets were approximately as follows at December 31, 2003 and 2004 (in thousands):

	December 31,
	2003	2004
Deferred Tax Assets
Net operating loss carryforwards	$20,187	$21,921
Tax credit carryforwards	2,271	3,132
Foreign loss carryforwards	1,846	2,487
Capital loss carryforwards	336	311
Deferred revenue	4,740	4,941
Other temporary differences	1,236	1,376

Gross deferred tax assets	30,616	34,168
Acquired intangible asset	(204)	—

Valuation allowance	(30,412)	(34,168)

Net deferred tax asset	$—	$—

The net change in the total valuation allowance for the years ended December 31, 2003 and 2004 was an increase of $2,742,000 and $3,756,000, respectively.

Centra has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. Centra has provided a valuation allowance for the full amount its net deferred tax assets since, based on management’s assessments, it is more likely than not, that the net deferred tax asset will not be realized.

The domestic components of operating losses before income taxes were $18,981,000, $5,958,000 and $9,420,000, for 2002, 2003 and 2004, respectively. The foreign components of operating losses before income taxes were $3,489,000, $1,953,000 and $1,685,000, for 2002, 2003 and 2004, respectively.

As of December 31, 2004, Centra had federal tax net operating loss (NOL) carryforwards and tax credit carryforwards available to offset future taxable income, if any, of approximately $57,671,000 and $2,370,000, respectively. These carryforwards expire through 2024, and are subject to review and possible adjustment by the

U.S. Internal Revenue Service. As of December 31, 2004, Centra had state tax credit carryforwards available to offset future taxable income, if any, of approximately $1,155,000. These carryforwards expire through 2019, and are subject to review and possible adjustment by the individual state taxing authorities. As of December 31, 2003 and 2004, approximately $2,615,000 and $3,223,000, respectively, of the NOL carryforward is attributable to amounts generated from the exercise of stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expenses.

The U.S. Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards and tax credit carryforwards that Centra can utilize in any one-year may be limited. In the event of a change in ownership, as defined, the annual limitation on the use of the existing NOL and tax credit carryforwards is equal to an amount determined by multiplying the value of Centra at the time of the ownership change by the U.S. applicable federal rate of interest, as determined by the U.S. Internal Revenue Service. Centra has completed several financings since its inception and has not determined whether usage of its NOL’s and tax credit carryforwards have been limited by these financings.

As of December 31, 2004, Centra’s foreign subsidiaries had NOL carryforwards of approximately $8,288,000, which do not expire.

A reconciliation of the federal statutory rate to Centra’s effective tax rate is as follows:

	December 31,
	2002	2003	2004
Income tax provision at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Non-deductible amortization and impairment charges related to goodwill and other intangibles	8.9	—	—
Stock-based compensation	1.0	2.9	—
Increase in valuation allowance	26.1	30.2	40.0
Change in estimates for prior year items	—	—	6.0
Change in state tax rate	—	—	(14.4)
Other	(2.0)	0.9	2.4

Effective tax rate	0%	0%	0%

(4)  Accrued Expenses

Accrued expenses at December 31, 2003 and 2004 consisted of the following (in thousands):

	December 31,
	2003	2004
Bonuses, commissions, salaries and salary-related costs	$2,282	$2,743
Rent and excess capacity	577	323
Severance	991	643
Other accrued expenses	2,345	1,968

	$6,195	$5,677

(5)  Long-Term Debt

(a)  Term Loan Facility

At December 31, 2004, $2.1 million in term loans under Centra’s current amended equipment line of credit was outstanding as compared to $2.3 million outstanding at December 31, 2003. Of the total outstanding $1.3 million and $241,000 is payable in monthly principal payments of approximately $38,000 and $7,000 plus interest maturing in September and December 2007, respectively. Interest is payable monthly based on the prime rate (5.25% at December 31, 2004) plus 0.5%. The remaining outstanding amount of $553,000 represents three separate loan advances payable in fixed monthly payments of principal and interest of $35,000, $9,000 and $8,000 maturing at different times through December 2007. Interest was calculated at prime plus 0.5% at the initiation of each of the loan advances, or 5.25%, 4.75% and 4.75%, respectively. The current amended equipment line of credit requires Centra to maintain a minimum balance of cash, cash equivalents and investments of $10 million and hold all of the Company’s cash, cash equivalents and investments in operating, deposit and investment accounts at the bank. At December 31, 2004, approximately $877,000 remained available for borrowings under the line, which may be drawn until September 2005. All borrowings are secured by substantially all of Centra’s assets. At December 31, 2004, the Company was in compliance with the covenants under the equipment line of credit.

(b)  Maturities of Long-Term Debt

Future principal maturities of Centra’s long-term debt obligations, as of December 31, 2004 are as follows (in thousands):

Year
2005	$1,049
2006	586
2007	426

$2,061

(6)  Commitments and Contingencies

(a)  Commitments

As of December 31, 2004, Centra’s primary financial commitments consisted of obligations outstanding under long-term debt and capital and operating leases and other contractual obligations that expire at various times through 2009. Operating leases shown below are primarily for facility costs for the Company’s corporate headquarters and worldwide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by the Company in connection with software royalty agreements, the cost for the use of the facilities at a third-party Internet Service Provider for our hosted and ASP service offerings, and restructuring costs.

Years Ended December 31,	Long- Term Debt	Operating Leases	Other Contractual Obligations	Total
	(Amounts In Thousands)
2005	$1,049	$1,469	$1,533	$4,051
2006	586	1,339	638	2,563
2007	426	1,265	274	1,965
2008	—	703	105	808
2009	—	—	105	105

Total	$2,061	$4,776	$2,655	$9,492

Rent expense charged to operations was $2,144,000, $2,213,000 and $1,800,000 the years ended December 31, 2002, 2003 and 2004, respectively.

(b)  Contingencies

Securities Class Action Lawsuit

Centra, certain of its officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. On June 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has given preliminary approval of the settlement. Centra plans to participate in this settlement, which has been negotiated, and will be fully funded directly to the plaintiffs, by Centra’s insurers. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

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

Software Indemnifications

Centra enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Centra indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Centra’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Centra could be required to make under these indemnification agreements is unlimited. Centra has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Centra has no liabilities recorded for these agreements as of December 31, 2004.

Centra warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, Centra warrants that the Company’s maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, Centra would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, Centra has never incurred any significant expenses under the Company’s product or service warranties. Accordingly, Centra has no liabilities recorded for these agreements as of December 31, 2004.

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

Centra allowed for the immediate exercise of certain stock options granted under the 1995 Plan. The shares received upon exercise are subject to repurchase by Centra at the original option exercise price of $0.001 to $0.33 per share, subject to vesting at the same rates as provided in the original option agreements. A total of 2,464,907 shares have been issued upon the immediate exercise of certain stock options granted under the 1995 Plan. There are no shares which are subject to repurchase rights at December 31, 2004. During the year ended December 31, 2002, Centra exercised its rights under the stock repurchase agreements and repurchased 78,657 shares. These shares were repurchased at the original issuance price. There were no shares repurchased for the years ended December 31, 2003 and 2004. As of December 31, 2004, the Company had repurchased a total of 740,263 shares under the 1995 Plan, which are included in treasury stock in the accompanying consolidated balance sheet.

1999 Stock Incentive Plan

In November 1999, Centra adopted the 1999 Stock Incentive Plan (the 1999 Plan). A total of 7,900,000 shares of common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan authorizes the grant of incentive options and non-qualified options. The 1999 Plan also provides for awards of stock appreciation rights, performance shares, restricted stock and other stock-based awards. Options granted under the 1999 Plan generally vest over four years, and expire no later than ten years from the date of grant.

Incentive options may be granted under the 1999 Plan to employees of the Company and its affiliates within the meaning of the Internal Revenue Code, including officers and directors of the Company as well as officers and directors of affiliates who are also employees. The exercise price of incentive options granted under the 1999 Plan must be at least equal to the fair market value of its common stock on the date of grant. The exercise price of incentive options granted to an optionee who own stock possessing more than 10% of the voting power of the outstanding capital stock must be at least equal to 110% of the fair market value of the common stock on the date of grant.

Under the terms of the 1999 Plan, Centra may grant non-qualified options to employees, directors and non-employees. There are no limits on the exercise price of non-qualified options granted under the 1999 Plan.

The 1999 Plan is administered by the compensation committee of the board of directors. The compensation committee has delegated its authority to the chief executive officer, subject to limitations as to the size of individual grants and the total number of shares which may be granted in any fiscal quarter, to grant stock options to employees other than the executive officers. The option exercise price and other terms of each award are subject to the provisions of the 1999 Plan.

1999 Director Option Plan

In November 1999, Centra adopted the 1999 Director Option Plan (Director Plan). The Director Plan provides for the grant of stock options to those directors who are not employees of Centra or one of its subsidiaries. Only non-statutory options may be granted under the Director Plan. The maximum number of shares of common stock as to which options may be granted under the Plan is 200,000. As of December 31, 2004, options to purchase 140,000 shares had been granted under the Director Plan.

The Director Plan is administered by the board of directors. The option exercise price for each option granted under the Director Plan is the fair market value of the common stock as of the date of grant. Payment of the option exercise price is to be made in cash for the full exercise price of the options. Options are not assignable or transferable except by will or the laws of descent and distribution. They terminate on the earlier of 10 years after the date of grant or one (1) year after the optionee ceases to serve as a director, except in the event of death or disability. Options granted under the Director Plan generally vest over four years.

Options to purchase 1,582,279 shares of common stock (which includes 740,263 shares held in treasury after repurchase by the Company pursuant to the terms of restricted stock agreements) were available for grant under the 1995 Plan, the 1999 Plan and the Director Plan at December 31, 2004.

The following is a summary of common stock option activity under the 1995 and 1999 Plans:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2001	5,072,181	$0.07–13.85	$4.84
Granted	2,125,125	0.79– 8.16	1.68
Exercised	(224,629)	0.17– 7.06	0.69
Canceled	(898,657)	0.27–13.75	5.64

Outstanding, December 31, 2002	6,074,020	0.07–13.85	4.29
Granted	2,853,625	0.94– 3.93	2.51
Exercised	(306,848)	0.07– 3.13	1.08
Canceled	(1,042,866)	0.27–13.75	2.91

Outstanding, December 31, 2003	7,577,931	0.07–13.85	3.95
Granted	1,799,450	1.44– 4.86	2.00
Exercised	(314,860)	0.17– 3.13	1.43
Canceled	(1,669,546)	0.80–13.85	4.18

Outstanding, December 31, 2004	7,392,975	$0.17–13.70	$3.52

Exercisable common stock options, December 31,
2004	4,199,007	$0.17–13.70	$4.45

2003	3,582,451	$0.07–13.85	$4.88

2002	2,463,556	$0.07–13.85	$5.26

The range of exercise prices for common stock options outstanding and options exercisable at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.17– 0.33	92,957	3.8 years	$0.27	92,957	$0.27
0.67– 1.32	490,900	8.1 years	1.29	294,710	1.29
1.33– 2.60	2,321,121	8.7 years	1.65	714,694	1.76
2.68– 5.19	2,712,002	7.9 years	3.34	1,383,554	3.62
5.38–10.15	1,734,745	5.6 years	6.94	1,673,000	6.91
10.88–13.70	41,250	5.4 years	11.22	40,092	11.19

$ 0.17–13.70	7,392,975	7.6 years	$3.52	4,199,007	$4.45

In connection with stock option grants to employees and non-employees during the years ended December 31, 1999 and 2000, Centra recorded deferred compensation, which represents the aggregate difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes for grants to employees and the fair market value of the options for the non-employees. The deferred compensation was recognized as an expense over the vesting period of the underlying stock options. In connection with the modification of certain stock options under the terms of a severance agreement with Centra’s former president and chief operating officer, the Company recorded a compensation charge of $300,000 in 2003. Centra recorded compensation expense of $752,000, $677,000 and $17,000 during the years ended December 31, 2002, 2003 and 2004, respectively, related to these options.

1999 Employee Stock Purchase Plan

In November 1999, Centra adopted the 1999 Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan initially authorized the issuance of up to a total of 1,500,000 shares of Centra’s common stock to participating employees. As of December 31 of each year, Centra increases the number of shares reserved for issuance under the Stock Purchase Plan automatically by 2% of the total number of shares of the Company’s common stock then outstanding or, if less, 300,000 shares. As of December 31, 2004, there were 3,000,000 shares authorized for issuance under the Stock Purchase Plan.

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

The Stock Purchase Plan is administered by the compensation committee of the board of directors. Employees purchased 577,314, 677,953 and 302,128 shares of the Company’s common stock in the plan during the fiscal years ended December 31, 2002, 2003 and 2004, respectively.

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

(8)  Employee Benefit Plan

Centra has adopted an employee benefit plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan allows employees to make pretax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, Centra may match a portion of the employee contribution up to a defined maximum and provide profit sharing to employees at its discretion. Centra has made no contributions to the 401(k) Plan since inception.

(9)  Valuation and Qualifying Accounts

The following is a summary of the allowance for doubtful accounts (in thousands):

Years Ended	Balance Beginning of Year	Provision	Write- offs	Balance End of Year
December 31, 2002	$638	$447	$592	$493
December 31, 2003	493	97	149	441
December 31, 2004	$441	$(38)	$56	$347

(10)  Restructuring and Severance Charges

The Company incurred a charge of $439,000 for the three months ended June 30, 2002, related to a reduction of its workforce in April 2002. The charges consisted primarily of severance payments, benefits and outplacement services. The Company paid the entire amount during the year ended December 31, 2002.

In June 2004, the Company incurred a restructuring charge of $547,000 related to an 18% reduction in its worldwide workforce and the closing of the Company’s product development facility in Morrisville, North Carolina. The restructuring charge consisted of severance payments, health benefits and outplacement services. In the quarter ended September 30, 2004, Centra completed the closure of the Morrisville facility resulting in an additional $241,000 restructuring charge, consisting of facility closure costs, and additional severance, health benefits and outplacement services. The accrued and unpaid amount of these charges at December 31, 2004 was $85,000, which the Company expects to pay out through May 2005. No additional expenses are expected in future periods.

The restructuring charges recorded in the second and third quarters of fiscal 2004 and all of the payment activity in 2004 are summarized as follows (in thousands):

	Original Restructuring Charge June 2004	Additional Restructuring Charge September 2004	Payments	Accrual Balance at December 31, 2004
Workforce reduction	$522	$142	$(637)	$27
Facility closure and certain other costs	25	99	(66)	58

Total	$547	$241	$(703)	$85

(11)  Subsequent events

On February 15, 2005, Stephen Johnson, the Company’s chief financial officer (CFO), provided notice of his resignation. Mr. Johnson agreed to continue to act in the capacity of CFO until May 15, 2005 or until such time as a successor has been appointed, if sooner. Severance compensation and benefits of $360,000, accrued by the Company in the first quarter of 2005, will be paid to Mr. Johnson in monthly installments totaling $220,000 and $140,000 in 2005 and 2006, respectively.

(12)  Quarterly Statements of Operations Information (unaudited)

The following table presents a summary of quarterly results of operations for 2003 and 2004:

	Quarters Ended,
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(In Thousands, Except Per Share Data)
Total revenues	$9,683	$10,392	$11,109	$11,857	$8,636	$9,257	$9,701	$10,470
Gross profit	7,756	8,440	9,136	9,890	6,772	7,492	7,875	8,480
Net loss	(2,919)	(2,207)	(1,746)	(1,039)	(3,138)	(4,839)	(1,807)	(1,321)
Basic and diluted net loss per share	$(0.11)	$(0.08)	$(0.07)	$(0.04)	$(0.12)	$(0.18)	$(0.07)	$(0.05)