Form 10-Q
period 2005-03-31
CENTRA SOFTWARE INC
filed 2005-05-09
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)    Yes  ☐    No  ☐

The number of shares outstanding of the registrant’s common stock as of May 2, 2005 was 27,891,564.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31, 2004	March 31, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,779	$19,465
Short-term investments	13,356	6,124
Restricted cash	233	233
Accounts receivable, net of reserves of $347 and $266, respectively	7,887	4,662
Prepaid expenses	1,093	1,565
Other current assets	281	128

Total current assets	34,629	32,177

Property and equipment, at cost:
Computers and equipment	5,898	5,981
Furniture and fixtures	1,164	1,192
Leasehold improvements	675	678

	7,737	7,851
Less: Accumulated depreciation and amortization	6,297	6,532

	1,440	1,319
Long-term investments	743	744
Restricted cash	400	400
Other assets	16	23

Total assets	$37,228	$34,663

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,049	$921
Accounts payable	939	883
Accrued expenses	5,677	4,153
Deferred revenue	14,360	14,422

Total current liabilities	22,025	20,379

Long-term debt, net of current maturities	1,012	854

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value Authorized—100,000,000 shares at December 31, 2004 and March 31, 2005 Issued—28,404,561 shares at December 31, 2004 and 28,506,368 shares at March 31, 2005 Outstanding—27,664,298 shares at December 31, 2004 and 27,766,105 shares at March 31, 2005	28	28
Additional paid-in capital	113,456	113,621
Accumulated deficit	(99,211)	(100,171)
Accumulated other comprehensive (loss) income	(21)	13
Treasury stock (740,263 shares of common stock, at cost)	(61)	(61)

Total stockholders’ equity	14,191	13,430

Total liabilities and stockholders’ equity	$37,228	$34,663

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(unaudited)

	Three Months Ended March 31,
	2004	2005
Revenues:
License	$2,531	$2,072
Software services	2,371	2,735
Maintenance and professional services	3,734	4,202

Total revenues	8,636	9,009

Cost of Revenues:
License	77	132
Amortization of acquired developed technology	175	—
Software services	636	576
Maintenance and professional services	976	1,120

Total cost of revenues	1,864	1,828

Gross profit	6,772	7,181

Operating Expenses:
Sales and marketing	5,155	3,568
Product development	2,759	2,320
General and administrative	1,978	2,321

Total operating expenses	9,892	8,209

Operating loss	(3,120)	(1,028)
Interest income	91	117
Interest expense	(25)	(11)
Other expense, net	(84)	(38)

Net loss	$(3,138)	$(960)

Basic and diluted net loss per share	$(0.12)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	27,151	27,721

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(3,138)	$(960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	597	257
Provision for bad debts	(110)	(59)
Compensation charge related to stock options	15	—
Changes in assets and liabilities:
Accounts receivable	3,525	3,301
Prepaid expenses and other current assets	188	(368)
Accounts payable	449	(45)
Accrued expenses	(896)	(1,517)
Deferred revenue	476	97

Net cash provided by operating activities	1,106	706

Cash flows from investing activities:
Purchases of property and equipment	(787)	(130)
Purchases of short-term and long-term investments	(21,376)	(1,737)
Sales and maturities of short-term investments	19,873	8,969
Other assets	2	(7)

Net cash (used in) provided by investing activities	(2,288)	7,095

Cash flows from financing activities:
Proceeds from issuance of common stock	271	165
Payments on term loans	(519)	(286)

Net cash used in financing activities	(248)	(121)

Effect of foreign exchange rate changes on cash and cash equivalents	49	6

Net (Decrease) Increase in cash and cash equivalents	(1,381)	7,686
Cash and cash equivalents, beginning of period	13,357	11,779

Cash and cash equivalents, end of period	$11,976	$19,465

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25	$18

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Operations and Significant Accounting Policies

Centra Software, Inc., together with its wholly-owned subsidiaries (Centra or the Company), is a provider of solutions for online business communication, collaboration and learning. Centra’s products and services help organizations achieve important initiatives by using corporate networks and the Internet to integrate real-time, group oriented human interactions with online business initiatives. These real-time group events can range from ad hoc, one-on-one online meetings to highly interactive, structured, collaborative learning sessions to prescheduled Web seminars for larger audiences and are key elements of business processes that include collaborative learning, enterprise application rollouts, online selling and customer acquisition programs.

Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, rapid technological changes, significant competition, changes in senior management, dependence on key individuals, quarterly performance fluctuations, evolution and growth of the online business communications and collaboration market, failure to effectively manage changes in Centra’s business environment, and Centra’s ability to enhance existing products and services and to develop new products and services.

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and more fully in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(a) Basis of Presentation

The consolidated financial statements include the accounts of Centra and its wholly-owned subsidiaries, Centra Software Europe Limited, which was incorporated in the United Kingdom, Centra Software Securities Corporation, a Massachusetts securities corporation, Centra RTP, Inc., a Delaware corporation, and Centra Software Australia Pty. Ltd, which was incorporated in Australia. Centra Software Southern Europe SAS was incorporated in France and was included in the consolidated financial statements until it was dissolved in January 2005. Centra Software Nordic ApS was incorporated in Denmark and included in the consolidated financial statements until it was dissolved in February 2004. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements for the three months ended March 31, 2004 and 2005 are unaudited, have been prepared on a basis consistent with the December 31, 2004 audited consolidated financial statements, and include normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of these periods. These unaudited interim consolidated financial statements do not include all of the footnote disclosures required in audited financial statements for the full year and, accordingly, should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the entire year or any other period.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

(c) Revenue Recognition

Centra follows the specific guidelines of the Securities and Exchange Commission Staff (SEC) Accounting Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements, American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and related authoritative literature.

Centra derives its revenues from the sale of software licenses, application service provider (ASP) and hosting services, maintenance (post-contract support) and professional services. Maintenance includes telephone support, error correction or bug fixes and rights to upgrades and enhancements on a when-and-if available basis. Centra executes contracts that govern the terms and conditions of all software licenses, ASP, hosting, and maintenance arrangements and other professional services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP No. 98-9. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized and thus affect the Company’s results of operations and financial condition.

Centra generally licenses its software products on a perpetual basis. Centra applies the provisions of SOP No. 97-2, as amended by SOP No. 98-9, to all transactions involving the sale of software products. Centra recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all direct sales to end-users. License sales to distributors or to value-added resellers are recognized when an end-user customer has been identified and all other revenue recognition criteria have been met. License sales to U.S. government agencies through teaming arrangements with third-party partners are recognized when a signed order from the partner and evidence of a purchase order from the government agency to the partner is received and all other revenue recognition criteria have been met. The Company does not offer a right of return on its products.

For all sales, except those to U.S. government agencies as described above, Centra uses a signed master license or service agreement, a signed sales order or contract amendment and/or a binding purchase order as evidence of an arrangement. For arrangements with multiple elements (i.e. the sale of a product license along with the sale of maintenance and support, training and consulting to be delivered later), Centra allocates revenue to each component of the arrangement using the residual value method. Under the residual value method, revenue is recognized in a multiple element arrangement in which vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Centra defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount from the total arrangement fee at the time of the shipment of the last element for which VSOE does not exist, assuming all other revenue recognition criteria have been met. The VSOE of fair values for professional services, training and other products sold by Centra are based upon prices realized when these services and products are sold separately. VSOE for maintenance and support obligations is based on our historical renewal rates calculated as a percentage of net discounted license or customer specific contractually stated renewal rates for maintenance and support upon expiration of the initial term.

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

At the time of the transaction, Centra assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. Billings to customers are generally due within 30 to 90 days. However, in certain circumstances, Centra has offered extended payment terms greater than 90 days but less than 365 days to certain customers for which license revenue is recognized upon shipment. These customers are well capitalized and typically have previously entered into license arrangements with Centra. Centra believes that it has sufficient history of successfully collecting all amounts within the stated terms under these types of arrangements to conclude that the fee is fixed or determinable at the time the product is delivered. In addition, Centra assesses whether collection is probable based on the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s SEC filings. Creditworthiness for transactions to existing customers is assessed through a review of their prior payment history. Centra does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company will defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of payment.

Revenues from start-up fees associated with the ASP service are recognized over the estimated life of the ASP relationship. Revenues related to ASP services are recognized ratably on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues for hosting services are recognized ratably on a straight-line basis over the term that the hosting services are provided. Also, in instances where Centra hosts a customer’s purchased software on its server and network, Centra provides the customer a copy of the licensed software in addition to one that is kept on the Centra server and recognizes the license revenue for the purchased software in accordance with its revenue recognition policy for licensed software as discussed above and in accordance with the Emerging Issues Task Force’s issue No. 00-3, Application of SOP 97-2 to Arrangements that Include the Rights to Use Software Stored on Another Entity’s Hardware.

Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Revenues from consulting and education services are recognized either as the services are performed or ratably over a subscription period if bundled as part of a subscription. Generally, consulting and education services, including implementation, are not considered essential to the functionality of Centra’s software as these services do not alter the software’s capabilities, do not require specialized skills and may be performed by the customer or other vendors.

Centra records as deferred revenues any billed amounts due from customers in excess of revenues recognized. Deferred revenues consist principally of license subscriptions, maintenance and support, ASP and hosting services and consulting and education services.

(d) Stock-Based Compensation

The Company grants stock options to its employees and outside directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of the Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations and has elected the disclosure-only alternative under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (FAS 123), Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123. The fair value of the Company’s stock options were estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options. The following table illustrates the effect on net loss and loss per share on a pro forma basis as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2005
Net loss attributable to common stockholders:
As reported	$(3,138)	$(960)
Add back: Stock-based compensation included in net loss, as reported	15	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,252)	(582)

Pro forma	$(4,375)	$(1,542)
Basic and diluted net loss per share:
As reported	$(0.12)	$(0.03)
Pro forma	$(0.16)	$(0.06)

The Company has computed the pro forma disclosures above as required under FAS 123 for stock options granted to employees and directors using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
Stock Options	2004	2005
Risk-free interest rate	3.1%	3.6%
Expected dividend yield	—	—
Expected lives	5.0 years	5.0 years
Expected volatility	81%	67%
Weighted average fair value of options granted during the year	$2.22	$1.38

(e) Cash, Cash Equivalents, Short- and Long-Term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts. Centra considers investments purchased with maturities at the balance sheet date of more than three months but less than 12 months to be short-term investments and investments purchased with maturities at the balance sheet date of 12 months or more to be long-term investments. Centra accounts for its short-term and long-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximated fair market value at March 31, 2005. Cash, cash equivalents, short- and long-term investments consisted of the following at December 31, 2004 and March 31, 2005 (in thousands):

	December 31, 2004	March 31, 2005
Cash, cash equivalents and short-term investments:
Cash	$2,995	$1,139
Money market accounts and bonds classified as cash equivalents	8,784	18,326
Bonds (average 99 and 90 remaining days to maturity on December 31, 2004 and March 31, 2005, respectively)	13,356	6,124

Cash, cash equivalents and short-term investments	25,135	25,589
Long-term investments:
Bonds (average 500 and 410 remaining days to maturity on December 31, 2004 and March 31, 2005, respectively)	743	744

Total cash, cash equivalents, short- and long-term investments	$25,878	$26,333

(f) Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are net loss and foreign currency translation adjustment and are as follows for the three months ended March 31, 2004 and 2005 (in thousands):

	Three Months Ended March 31,
	2004	2005
Net loss	$(3,138)	$(960)
Foreign currency translation adjustment	6	34

Comprehensive loss	(3,132)	(926)

(g) Net Loss per Share

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

Options to purchase a total of 7,486,970 and 7,263,934 shares of common stock have not been included in the computation of diluted net loss per share for the three months ended March 31, 2004 and 2005, respectively, as these shares are considered antidilutive, due to the net loss for all periods presented.

(h) Recent Accounting Pronouncements

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) which expresses the view of the staff regarding the interaction between the FASB’s FAS 123 and its revision SFAS No. 123R (FAS 123R), Share-Based Payment, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Specifically, SAB 107 provides guidance on how to determine the expected volatility and expected term inputs into a valuation model used to determine the fair value of share based payments under FAS 123R. SAB 107 also provides guidance related to numerous aspects of the adoption of FAS 123R such as taxes, capitalization of compensation costs, modification of share-based payments prior to adoption and the classification of expenses. The Company adopted SAB 107 in the quarter ended March 31, 2005, where guidance relates to transactions occurring prior to the adoption of FAS 123R. The adoption of SAB 107 did not have a material impact on the Company’s consolidated financial statements. The Company has not determined the effect, if any, the guidance provided in SAB 107 relating to FAS 123R upon adoption will have on the consolidated financial statements.

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS 123R which is now effective beginning the first annual reporting period that begins after June 15, 2005. FAS 123R allows for two methods of accounting upon adoption; modified prospective application and the modified retrospective application for all periods presented. The Company has not determined the effect the adoption of FAS 123R will have on the consolidated financial statements. However, the pro forma disclosure under “Stock-Based Compensation” above approximates what would have been the impact of applying FAS 123R to the historical periods presented.

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

Centra operates solely in one segment, the development, selling and marketing of software products and related services, and therefore no segment disclosures are required. Centra’s revenues based on location of customer, as a percentage, are as follows:

	Three Months Ended March 31,
	2004	2005
United States	78%	80%
Europe	15%	14%
Other	7%	6%

There are no significant long-lived assets located outside of the United States.

(3) Significant Customer

No one customer accounted for more than 10% of total revenues during the three-month periods ended March 31, 2004 and 2005. No one customer equaled more than 10% of the Company’s accounts receivable at December 31, 2004 and March 31, 2005.

(4) Commitments and Contingencies

Stock-based Compensation Charge

In 2003 and 2005, Centra entered into original severance agreements with certain senior executives that provide for stock option vesting acceleration upon a change in control of the Company and a 12-month stock option exercise period upon termination of employment (except for cause). The stock options issued to these executives were granted at fair market value and accounted for under APB 25, which did not result in a compensation charge at the time of issuance. The stock options were modified by the severance agreements as the accelerated vesting or extended exercise feature was not present when the option was originally granted. A compensation charge would result at the time of vesting acceleration, if not previously vested at the time of the change in control, or upon option exercise, if the exercise date upon termination is outside the original exercise period of 90 days, based on the difference between the closing stock price on the date of modification and the exercise price of the option. Centra estimates that the maximum potential compensation charge related to the modifications is $168,000.

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

EdiSync Patent Claim

On August 19, 2003, a complaint was filed against the Company and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. The Company believes it has meritorious defenses and intends to vigorously defend this action. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. The Company filed a request for re-

examination of the patents at issue with the U.S. Patent and Trademark Office as patent counsel to the Company is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Company believes that it has meritorious defenses and the Company intends to vigorously defend this action.

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

Software Indemnifications

Centra enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Centra indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Centra’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Centra could be required to make under these indemnification agreements is unlimited. Centra has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Centra has no liabilities recorded for these agreements as of March 31, 2005.

Centra warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery for 90 days. Additionally, Centra warrants that its maintenance services will be performed consistently with generally accepted industry standards through completion of the agreed upon services. If necessary, Centra would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, since Centra has never incurred any significant expenses under the Company’s product or service warranties, it has no liabilities recorded for these agreements as of March 31, 2005.

(5) Restructuring and Severance Charges

In June 2004, the Company incurred a restructuring charge of $547,000 related to an 18% reduction in its worldwide workforce and the closing of the Company’s product development facility in Morrisville, North Carolina. The restructuring charge consisted of severance payments, health benefits and outplacement services. In the quarter ended September 30, 2004, Centra completed the closure of the Morrisville facility resulting in an additional $241,000 restructuring charge, consisting of facility closure costs, and additional severance, health benefits and outplacement services. The accrued and unpaid amount of these charges at March 31, 2005 was $74,000, which the Company expects to pay out through June 2005. No additional expenses are expected in future periods.

The restructuring accrual activity in the first quarter of 2005 is summarized as follows (in thousands):

	Accrual Balance At December 31, 2004	Payments	Accrual Balance at March 31, 2005
Workforce reduction	$27	$—	$27
Facility closure and certain other costs	58	(11)	47

Total	$85	$(11)	$74

(6) Subsequent Event

On April 29, 2005, Paul R. Gudonis resigned his position, effective immediately, as the Company’s president, chief executive officer and as a member of the board of directors. Also, on April 29, 2005, the board of directors approved the appointment of Leon Navickas, the Company’s founder and Chairman of the Board, as the Company’s new chief executive officer, effective immediately. In the second quarter of 2005, Centra will accrue severance compensation and benefits of $477,000 to be paid to Paul R. Gudonis in monthly installments totaling approximately $314,000 and $163,000 in 2005 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to our future business plans, objectives, expectations and intentions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe,” “plan,” “expect,” “anticipate,” “intend,” “seek,” “estimate,” “may,” “will,” and “continue,” or similar words are intended to identify forward-looking statements. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The forward-looking statements discussed in the sections captioned “Overview,” “Critical Accounting Policies,” “Liquidity and Capital Resources,” and “Factors That Could Affect Future Results” identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Overview

We provide solutions and services for online business communication, collaboration and learning. Our products and services help organizations improve important business processes by integrating real-time, group-oriented human interactions with online business initiatives, all delivered over corporate networks and the Internet. Our customers can use our products and solutions to accelerate product introductions, deliver hands-on training of new software applications, effect change-management initiatives, expand training and certification to employees and external channel partners, facilitate customer interaction and online selling and support project management activities. In addition, we offer consulting, education, content creation and support services that enable our customers to successfully implement, deploy and support our products and solutions throughout their organizations.

Our objective is to improve our leadership position in the collaborative learning market segment of application software solutions and services for online business communications, collaboration and learning. We intend to leverage our leadership position to increase the use of our products throughout the enterprise and in other segments of the collaborative learning market. Also, we intend to focus our sales and marketing efforts on selling to the Global 5000 companies, government agencies and higher education institutions. To achieve these objectives, we are pursuing the following strategies (although we can give no assurance that these strategies will be successful or that we will be able to achieve profitability as a result of them—see “Factors That Could Affect Future Results,” below):

•	Further improve our core technology;

•	Develop add-on modules for our solutions;

•	Improve and promote our extensive professional and customer services;

•	Offer innovative and flexible pricing options to customers;

•	Create category awareness by leveraging existing customer usage;

•	Leverage our direct field sales force to expand penetration in existing accounts and acquire new enterprise accounts;

•	Evaluate strategic alternatives; and,

•	Expand the ecosystem of alliance, technology, and channel distribution partners.

The market for application software solutions and services for online business communication, collaboration and learning is both evolving and subject to rapid technological change. Our goals of achieving revenue growth and establishing a market leading position are dependent upon various factors, including: 1) delivery of new add-on modules for our solutions; 2) macroeconomic conditions, 3) corporate IT needs and spending capacity, 4) successful packaging and presentation of our products, 5) efficient and effective execution of our sales, pricing and licensing strategies and 6) competitive entrants and marketplace actions. (For a more comprehensive analysis of risk factors, see “Factors That Could Affect Future Results” below.)

We have experienced substantial losses in each fiscal period since our inception. As of March 31, 2005, we had an accumulated deficit of $100.2 million. These losses and our accumulated deficit have resulted from the significant costs incurred in the development, marketing, sale and delivery of our products and services, including the establishment of our hosted and ASP services infrastructure, which have been only partially offset by our revenues to date. We reduced our operating expenses in 2004 by reducing the number of employees, consolidating development facilities and entering into a lower-cost operating lease for our headquarters. However, we may not be able to continue to decrease our expenses, increase our revenues or attain profitability and, if we do achieve profitability, we may not be able to sustain profitability for any future periods. We plan for our operations to become profitable during 2005. To accomplish this goal we will need to generate a significant increase in revenues in 2005 over 2004 and reduce our operating expenses in 2005 below 2004 levels. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely upon them as an indication of our future financial performance. See “Factors That Could Affect Future Results – We may not successfully execute our strategic plan.”

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

Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2004, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2005. We did not make any changes to those policies during this period.

Recently Issued Accounting Standards

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) which expresses the view of the staff regarding the interaction between the FASB’s SFAS No. 123 (revised 2004) (FAS 123R), Share-Based Payment, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Specifically, SAB 107 provides guidance on how to determine the expected volatility and expected term inputs into a valuation model used to determine the fair value of share based payments under FAS 123R. SAB 107 also provides guidance related to numerous aspects of the adoption of FAS 123R such as taxes, capitalization of compensation costs, modification of share based payments prior to adoption and the classification of expenses. We have adopted SAB 107 in the quarter ended March 31, 2005, where guidance relates to transactions occurring prior to the adoption of FAS 123R. The adoption of SAB 107 did not have a material impact on our consolidated financial statements. We have not determined the effect, if any, the guidance provided in SAB 107 relating to FAS 123R upon adoption will have on our consolidated financial statements.

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS 123R which is now effective beginning the first annual reporting period that begins after June 15, 2005. FAS 123R allows for two methods of accounting upon adoption; modified prospective application and the modified retrospective application for all periods presented. We have not determined the effect the adoption of FAS 123R will have on the consolidated financial statements.

Results of Operations

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Three Months Ended March 31,
	2004	2005
Consolidated Statements of Operations Data:
Revenues:
License	29%	23%
Software services	28	30
Maintenance and professional services	43	47

Total revenues	100	100

Cost of revenues:
License	1	2
Amortization of acquired developed technology	2	—
Software services	8	6
Maintenance and professional services	11	12

Total cost of revenues	22	20

Gross margin	78	80

Operating expenses:
Sales and marketing	59	40
Product development	32	26
General and administrative	23	26

Total operating expenses	114	92

Operating loss	(36)	(12)
Other income, net	—	1

Net loss	(36)%	(11)%

Comparison of three months ended March 31, 2004 and 2005

Revenues. Total revenues increased by $373,000, or 4%, to $9.0 million for the three months ended March 31, 2005, compared to $8.6 million for the three months ended March 31, 2004. The increase was attributable to increases in revenues from software services, primarily from higher ASP subscriptions revenues, and maintenance and professional services, due to increases in consulting and education services, as well as increases in maintenance and support contracts. These increases were partially offset by a decrease in license sales due to longer sales cycles associated with selling larger enterprise-wide solutions.

•	Software license revenue decreased by $459,000, or 18%, to $2.1 million for the three months ended March 31, 2005, from $2.5 million for the three months ended March 31, 2004. The decrease was attributable to an increase in length of the sales cycle for perpetual licenses as the result of our shift in focus toward selling larger enterprise-wide solutions which typically require a more extensive review process by the customer and, to a lesser extent, an increase in preference by the customer to purchase on an ASP subscription basis over a perpetual license. We expect license sales will vary in future periods depending on whether our customers choose to purchase a subscription-based offering or a perpetual license. Software license revenue represented 23% and 29% of total revenues for the three months ended March 31, 2005 and 2004, respectively.

•	Software services revenues, which include our ASP and hosting services, increased by $364,000, or 15%, to $2.7 million for the three months ended March 31, 2005, from $2.4 million for the three months ended March 31, 2004. The increase resulted from higher ASP subscription revenues, reflecting a higher renewal rate of ASP subscriptions, an increase in renewal values this quarter as compared to the same quarter last year and new multi-year enterprise ASP subscription contracts introduced in the second half of 2004. We believe that a portion of our existing license customers will add ASP services over time to facilitate reaching their external constituents, such as prospects, customers and channel partners, over the Internet, in a secure environment without breaching the customer’s behind-the-firewall-network. Should this occur, our ASP revenues could grow at a higher rate. In addition, for new buyers who may require the flexibility of an outsourced service or who lack the information technology infrastructure and resources to deploy real-time collaboration solutions on-site, our ASP or hosted services offerings may be preferred. Software services revenues represented 30% and 28% of total revenues for the three months ended March 31, 2005 and 2004, respectively.

•	Maintenance and professional services revenues, which includes our maintenance and support, consulting and education services, increased by $468,000, or 13%, to $4.2 million for the three months ended March 31, 2005, from $3.7 million for the three months ended March 31, 2004. The increase was primarily due to higher consulting and education services revenues attributable to longer client engagements resulting in improved productivity rates of our consulting personnel. Also, the increase was due to an increase in both the total number and dollar value of renewals of annual maintenance and support contracts. We believe that maintenance and professional services revenues will continue to increase in future periods as our installed base of license users grows and new maintenance contracts are added. The rate of the increase may vary from period to period, depending primarily upon the value of new maintenance contracts added and the productivity rates of professional services. Any increases may be offset by non-renewals of maintenance contracts. Maintenance and professional services revenues represented 47% and 43% of total revenues for the three months ended March 31, 2005 and 2004, respectively.

Cost of license revenue. Our costs of license fees are determined by fixed-price contracts and the amount of products sold. They consist of royalty fees paid to third parties and costs for fulfillment and materials. Cost of license revenues increased by $55,000, or 71%, to $132,000 for the three months ended March 31, 2005, from $77,000 for the three months ended March 31, 2004. The increase was due to higher fixed royalty costs from third-party software purchased in December 2004 for our add-on modules to our enterprise-wide solution sets. These fixed-price contracts are being amortized over their contract period. In addition, since a portion of our license costs represent royalties that we pay to third parties on a per unit rate of product sold, we expect that cost of license revenues will vary in the future based upon the unit volume of products sold and to the extent that we incorporate additional third-party technologies into our products and solutions. Cost of license revenues was 6% and 3% of license revenues for the three months ended March 31, 2005 and 2004, respectively.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which has been amortized over a three-year estimated useful life. Amortization of acquired developed technology was $175,000 for the three months ended March 31, 2004. No amortization charge was incurred in the three months ended March 31, 2005 and no further amortization costs will be incurred as the asset has been fully amortized.

Cost of software services revenues. Our cost of software services revenues includes (1) salaries and related expenses for our ASP and hosted services organizations, (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing these services, (3) a technical support allocation consisting primarily of a portion of our technical support expenses that is attributable to providing such support to our ASP customer base and (4) direct costs related to our hosting and ASP service offerings. Cost of software services revenues decreased by $60,000 or 9% to $576,000 for the three months ended March 31, 2005, from $636,000 for the three months ended March 31, 2004. The decrease was primarily due to lower teleconference and Internet service provider expenses and a decline in personnel-related expenses. Cost of software services revenues was 21% and 27% of software services revenues for the three months ended March 31, 2005 and 2004, respectively, reflecting the growth in software services revenues combined with a lower amount of ASP service costs incurred during the quarter. We expect that the cost of software services revenues will increase in absolute dollars to the extent that we must expand the capacity of our ASP and hosting services to meet increased demand.

Cost of maintenance and professional services revenues. Our cost of maintenance and professional services revenues includes salaries and related expenses for our consulting, education and technical support services organizations and an overhead allocation consisting primarily of that portion of facilities, communications and depreciation expenses that is attributable to providing these services. Cost of maintenance and professional services revenues increased by $144,000 or 15%, to $1.1 million for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004. The increase was primarily related to a decrease in the amount of professional services costs allocated to sales reflecting a decrease in the amount of time spent during the quarter by the professional services group supporting sales activities. Cost of maintenance and professional services revenues was 27% and 26% of maintenance and professional services revenues for the three months ended March 31, 2005 and 2004, respectively. We believe that the cost of maintenance and professional services revenue will increase in absolute dollars but decline as a percentage of revenues to the extent that we continue to acquire new customers, new service engagements or sell additional licenses and generate associated maintenance and professional services revenues.

Sales and marketing expenses. Sales and marketing expenses decreased by $1.6 million or 31% to $3.6 million for the three months ended March 31, 2005, from $5.2 million for the three months ended March 31, 2004. The decrease was primarily attributed to (1) a decrease in salaries, bonuses, travel, and other personnel-related expenses, due to a decline in sales and marketing personnel as a result of workforce reductions implemented in the second quarter of 2004, (2) a decrease in marketing programs, including Web marketing, product literature, public relations and tradeshows and (3) a decrease in the amount of expenses allocated from the professional services organization based on a decline in the amount of time spent supporting sales activities. Sales and marketing expenses were 40% and 59% of total revenues for the three months ended March 31, 2005 and 2004, respectively. We expect sales and marketing expenses to increase in dollar terms in the quarter ended June 30, 2005 due to costs incurred from our annual user conference in May 2005.

Product development expenses. Product development expenses decreased by $439,000, or 16%, to $2.3 million for the three months ended March 31, 2005, from $2.8 million for the three months ended March 31, 2004. The decrease was primarily attributed to lower personnel-related expenses due to the headcount reduction related to the closing of our development facility in North Carolina in June 2004. Product development expenses were 26% and 32% of total revenues for the three months ended March 31, 2005 and 2004, respectively. We expect product development expenses for the second quarter to remain relatively flat.

General and administrative expenses. General and administrative expenses increased by $343,000, or 17%, to $2.3 million for the three months ended March 31, 2005 from $2.0 million in the quarter ended March 31, 2004. The increase was primarily related to severance compensation accrued for the departure of our former chief financial officer and increases in audit expenses related to compliance with the Sarbanes-Oxley Act of 2002. Partially offsetting these reductions were reduced headcount and depreciation expenses. General and administrative expenses were 26% and 23% of total revenues for the three months ended March 31, 2005 and 2004, respectively. We expect general and administrative expenses to increase next quarter, primarily for severance charge related to the departure of our former president and chief executive officer previously announced in April 2005.

Interest income. Interest income increased by $26,000 to $117,000 for the three months ended March 31, 2005, from $91,000 for the three months ended March 31, 2004. Interest income consists of interest on our cash, cash equivalents and short-term investments. The increase reflects an increase in interest rates which was partially offset by declines in the balances of cash, cash equivalents and short-term investments held during the quarter compared with the same quarter last year.

Interest expense. Interest expense decreased by $14,000 to $11,000 for the three months ended March 31, 2005, from $25,000 for the three months ended March 31, 2004. The decline was primarily attributed to a decrease in interest on our term loans due to a decline in the average balances on our outstanding debt during the quarter ended March 31, 2005, as compared with the quarter ended March 31, 2004. We expect interest expense to decrease in future quarters due to scheduled principal payments, offset by any additional borrowings under our credit facility.

Other expense, net. Other expense, net, decreased by $46,000 as the result of changes in net foreign exchange gains and losses.

Liquidity and Capital Resources

As of March 31, 2005, we had cash and cash equivalents of $19.5 million and short- and long-term investments of $6.9 million, an increase of $7.7 million of cash and cash equivalents from $11.8 million at December 31, 2004, and a decrease of $7.2 million of short- and long-term investments from $14.1 million as of December 31, 2004. The combined increase of $455,000 for cash, cash equivalents and short- and long-term investments resulted primarily from $3.3 million of cash from collections of our accounts receivable balances offset by a decrease of $1.5 million in accrued expenses, a net loss of $1.0 million, an increase of $368,000 to prepaid and other current assets, payments on term loans of $286,000 and purchases of property and equipment of $130,000. Our working capital, defined as our current assets less our current liabilities, as of March 31, 2005 was $11.8 million, compared to $12.6 million as of December 31, 2004.

Cash provided by operating activities was $706,000 for the three months ended March 31, 2005, primarily the result of a decrease in accounts receivable of $3.3 million, non-cash charges for depreciation of $257,000 and an increase in deferred revenue of $97,000, offset by a decrease in accrued expenses of $1.5 million, a net loss of $1.0 million and an increase in prepaid expenses and other current assets of $368,000. For the three months ended March 31, 2004, our operating activities provided net cash of $1.1 million, resulting from an increase of $3.5 million in collections on receivables over billings, $597,000 in non-cash depreciation and amortization expense, an increase in deferred revenue of $476,000 and an increase in accounts payable of $449,000, offset by our net loss for the period of $3.1 million and a decrease in accrued expenses of $896,000.

Cash provided by investing activities was $7.1 million for the three months ended March 31, 2005, consisting of maturities of short-term investments of $9.0 million, offset by purchases of short-term investments of $1.7 million, the purchase of $130,000 of property and equipment, primarily computer equipment to support our current operations. For the three months ended March 31, 2004, our investing activities used $2.3 million of net cash, resulting from purchases of short-term marketable securities of $21.4 million and purchases of $787,000 of property and equipment to support current operations, offset by sales and maturities of short-term securities of $19.9 million.

Cash used in financing activities was $121,000 for the three months ended March 31, 2005, resulting from $286,000 in principal payments on term loans under our equipment line of credit, offset by $165,000 in proceeds from the issuance of shares of common stock in connection with the exercise of stock options. For the three months ended March 31, 2004, financing activities used net cash of $248,000, primarily related to $519,000 in principal payments made on our equipment line of credit/term loan facility, offset by $271,000 of receipts from the issuance of common stock in connection with the exercise of stock options during the period.

Days sales outstanding, or DSO (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at March 31, 2005 was 47 days, a decrease of 21 days compared to DSO of 68 days at December 31, 2004. This decrease resulted from strong accounts receivable collections in conjunction with a decrease in billings during the first quarter of 2005. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable and DSO may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customers’ payment cycle. We also record deferred ASP and hosted services, maintenance and professional services billings as accounts receivable, and thus the timing of these billings can affect the DSO calculation as the receivable may be recorded in the current period with the associated revenue recorded over future periods resulting in an increase in the DSO for the current period. Historically, international customers and resellers pay at a slower rate than domestic customers and customers sold to directly. An increase in revenue generated from international customers and resellers may increase our DSO and accounts receivable balance. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

At March 31, 2005, $1.8 million in term loans under our current amended equipment line of credit was outstanding as compared to $2.1 million outstanding at December 31, 2004. Of the total outstanding, $1.2 million and $221,000 are payable in monthly principal payments of approximately $38,000 and $7,000 plus interest maturing in September and December 2007, respectively. Interest is payable monthly based on the prime rate (5.75% at March 31, 2004) plus 0.5%. The remaining outstanding amount of $402,000 represents three separate loan advances, and is payable in fixed monthly payments of principal and interest of $35,000, $9,000 and $8,000 maturing at different times through June 2006. Interest was calculated at prime plus 0.5% at the initiation of each of the loan advances, or 5.25%, 4.75% and 4.75%, respectively. The current amended equipment line of credit requires us to maintain a minimum balance of cash, cash equivalents and investments of $10 million and maintain all of our cash, cash equivalents and investments in operating, deposit and investment accounts at the bank. At March 31, 2005, approximately $877,000 remained available for borrowings under the current line of credit, which may be drawn until September 2005. Substantially all of our assets are pledged as security for the borrowings. At March 31, 2005, we were in compliance with the covenants under the equipment line of credit.

Capital expenditures totaled $130,000 and $787,000 for the three months ended March 31, 2005 and 2004, respectively. Our capital expenditures consisted of purchases of assets to manage our internal operations and our ASP service, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures in 2005 to remain consistent with 2004 levels. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

Commitments and Contingencies

As of March 31, 2005, our primary financial commitments consisted of obligations outstanding under long-term debt, operating leases and other contractual obligations. In our Annual Report on Form 10-K for the year ended December 31, 2004, we included under the heading “Commitments and Contingencies” a table setting forth our commitments and contingencies as of that date.

Factors That Could Affect Future Results

As defined under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this report contain “forward-looking statements,” including but not limited to statements about the beliefs and expectations of management regarding our future performance, strategic initiatives, ability to achieve and maintain a leadership position in real-time conferencing and collaboration, demand for our software services and management’s goals and objectives regarding the future results of operations and sales strategy. These statements reflect management’s beliefs and expectations as of the date of this report, and involve risk and uncertainties that may cause actual results, events and performance to differ materially. These risk factors include, but are not limited to: risks associated with our ability to successfully execute our strategic plan, the effects of our recent cost-cutting measures on our results of operations and sales strategy, product demand for and market acceptance of our current and future products, our ability to achieve profitability, our ability to execute our marketing, sales and distribution initiatives, the impact of competitive products and pricing, the effects of changes in the senior management team, system failures that disrupt our hosted and ASP services, the effect of economic conditions generally on the market for IT spending and for our products, the results of our future research and development activities, reliance on third-party technology, technological difficulties and/or other factors outside our control. If any of the events described below were to actually occur, then our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline. There is no assurance that we will be able to implement our operating plans as anticipated or achieve projected revenue and earnings goals.

Important factors that could cause our actual results to differ from the forward-looking statements described above include, but are not limited to, the factors outlined below.

We may not successfully execute our strategic plan.

Our strategic initiatives include enhancing our products, improving our services, and continuing to develop and beginning to sell add-on modules for our solutions. We also intend to continue to evaluate the evolving market for application software solutions and services for online business communication, collaboration and learning and assess any strategic alternatives that we identify. We can give no assurance as to whether and when we will successfully implement our new strategy of developing and selling solutions. If we are not successful in achieving our strategic objectives, then our liquidity and working capital will be materially diminished and the value of our stockholders’ investments could decline significantly.

Our cost cutting efforts could impede our ability to successfully execute our sales strategy.

We believe to successfully transition to our new sales strategy of selling application software and services for online business communication, collaboration and learning, we will need to develop new channel partnerships, enhance our relationships with existing customers, expand international operations, implement new initiatives that improve sales execution and consistency and attract new customers with targeted messaging, print advertising, public relations efforts and lead generation marketing programs. When we adopted this new sales strategy, we intended to increase our sales and marketing expenditures significantly. However, we have concluded that it would take longer than we previously thought before we begin to see significant annual revenue growth as a result of our efforts. Therefore, we decided to scale back our planned increases in sales and marketing expenses until such time that our new add-on modules for our solutions are available and begin to achieve market acceptance, and we implemented other initiatives aimed at reducing our costs. While we believe that our cost-cutting decisions, including our delay in increasing sales and marketing expenses, to be sound, they could impede our ability to successfully execute our sales strategy.

We have incurred substantial losses in the past and may not achieve profitability in the future.

We incurred net losses of $11.1 million for the year ended December 31, 2004 and $960,000 for the quarter ended March 31, 2005. We cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve and maintain profitability, then our investors’ expectations may not be met and the market price of our common stock may fall.

Our future success depends to a significant degree on our senior management team and our ability to retain key employees.

On April 29, 2005, the Company announced that Paul R. Gudonis had resigned as president and chief executive officer and as a director and that Leon Navickas was named chief executive officer by the board of directors and retains his position as chairman of the board. A number of other significant changes to our senior management team, including; the departure of our chief marketing officer, Jim Freeze in December 2004; the departure of our former chief financial officer, Stephen Johnson, who will remain with the Company through May 15, 2005, the departure of and hiring of senior sales, marketing and professional services executives in 2004 as well as the promotion of our new chief financial officer, Michelle M. Caggiano, effective April 2005. Our future success will depend in part on our ability to carry out the transition in senior management and to integrate the new employees and positions into our operations, as well as on the efforts of our other senior managers. Changes in our management team, the inability of our executive officers and key employees to work effectively as a team or the inability to retain key employees could have a material adverse effect on our business, operating results and financial condition.

The success of our strategy depends on our ability to license and integrate third-party technology to enhance our products.

Our ability to enhance and deliver our solutions and the add-on modules to them is dependent upon our ability to license, under commercially reasonable terms, third-party software that enhances, enables or provides additional functionality for them. If we are not able to successfully license third-party software to incorporate into our products, we may not be able to timely deliver more robust versions of our solutions. In addition, the third-party software that we intend to license may or may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to obtain or maintain these license arrangements, failure of the third-party vendors to provide updates, modifications or future versions of their software or defects and errors in, or infringement claims against those third-party products could delay or impair our ability to develop and sell our products and execute against our strategic plan.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in their Annual Reports on Form 10-K a report of management on our internal control over financial reporting, including management’s assessment of the effectiveness of the company’s internal control over financial reporting as of the company’s year end. In addition, the independent public accounting firm auditing a public company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls. Our independent public accounting firm has provided a report on management’s assessment of internal controls for financial reporting and the effectiveness of internal controls over financial reporting in which they expressed an opinion that we maintained in all material respects effective internal controls and financial reporting as of December 31, 2004. However, if in future periods it is determined that our internal controls are not designed or operating effectively as required by Section 404 or our independent public accounting firm 1) disclaims an opinion as it relates to management’s assessment of the effectiveness of its internal controls; 2) issues a qualified opinion on the effectiveness of the company’s internal controls or 3) renders an adverse opinion due to material weaknesses in our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

Our corporate documents and Delaware law contain provisions that might enable our management to resist a takeover of our company. These provisions, including our stockholder rights plan, might discourage, delay or prevent a change in our control or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Additionally, we have entered into agreements with certain employees and executive officers, which, among other things, include certain severance and change of control provisions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to foreign currency exchange rates and to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Foreign Currency

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. International sales are typically denominated in Euros, British pounds, Australian dollars or in U.S dollars. Since some of our sales internationally are currently priced in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. In the three months ended March 31, 2004 and 2005, we generated approximately 22% and 20% of our revenues outside of the United States, respectively. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets. Gains and losses resulting from foreign exchange transactions are netted and included in other expense, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of March 31, 2005 would not have a material impact on our results of operations for the three months ended March 31, 2005.

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

Investments in fixed rate interest earning financial instruments are subject to interest rate risk and will decrease in value if market interest rates were to increase. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the fair value of the portfolio. If market interest rates were to decline, the interest earned on our investment portfolio would decrease. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three months ended March 31, 2005 would have decreased by less than $60,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will largely depend on the gross amount of our portfolio.

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

PART II. FINANCIAL INFORMATION

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

EdiSync Patent Claim

On August 19, 2003, a complaint was filed against us and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. We filed a request for re-

examination of the patents at issue with the U.S. Patent and Trademark Office as our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. We believe that we have meritorious defenses and we intend to vigorously defend this action.

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

Item 6. Exhibits

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	October 27, 1999	3.2

3.2	Amended and Restated By-Laws		S-1	October 27, 1999	3.4

4.1	Specimen certificate for common stock		S-1	October 27, 1999	4.1

10.1	2005 Executive Bonus Plan		10-K	March 16, 2005	10.5

10.2	Amended and Restated Severance Compensation and Change of Control Agreement dated February 14, 2005 with Stephen A. Johnson		8-K	February 18, 2005	10.1

10.3	Amended and Restated Severance Compensation and Change of Control Agreement dated February 15, 2005 with John Walsh		8-K	February 18, 2005	10.3

10.4	Amended and Restated Severance Compensation and Change of Control Agreement dated February 15, 2005 with Richard Cramer		8-K	February 18, 2005	10.2

10.5	Amended and Restated Severance Compensation and Change of Control Agreement dated March 7, 2005 with Martin Deise		10-K	March 16, 2005	10.9

10.6	Severance Compensation and Change of Control Agreement dated April 1, 2005 with Michelle M. Caggiano		8-K	April 7, 2005	10.1

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X

32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 9, 2005.

Centra Software, Inc.

By:	/s/ Michelle M. Caggiano
Michelle M. Caggiano Chief Financial Officer, Treasurer, and Secretary (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	October 27, 1999	3.2

3.2	Amended and Restated By-Laws		S-1	October 27, 1999	3.4

4.1	Specimen certificate for common stock		S-1	October 27, 1999	4.1

10.1	2005 Executive Bonus Plan		10-K	March 16, 2005	10.5

10.2	Amended and Restated Severance Compensation and Change of Control Agreement dated February 14, 2005 with Stephen A. Johnson		8-K	February 18, 2005	10.1

10.3	Amended and Restated Severance Compensation and Change of Control Agreement dated February 15, 2005 with John Walsh		8-K	February 18, 2005	10.3

10.4	Amended and Restated Severance Compensation and Change of Control Agreement dated February 15, 2005 with Richard Cramer		8-K	February 18, 2005	10.2

10.5	Amended and Restated Severance Compensation and Change of Control Agreement dated March 7, 2005 with Martin Deise		10-K	March 16, 2005	10.9

10.6	Severance Compensation and Change of Control Agreement dated April 1, 2005 with Michelle M. Caggiano		8-K	April 7, 2005	10.1

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certificate pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X

32.2	Certificate pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X