Form 10-Q
period 2005-06-30
CENTRA SOFTWARE INC
filed 2005-08-09
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. )     Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of August 5, 2005 was 27,955,365.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(unaudited)

	December 31, 2004	June 30, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,779	$24,081
Short-term investments	13,356	1,937
Restricted cash	233	233
Accounts receivable, net of reserves of $347 and $354, respectively	7,887	5,127
Prepaid expenses	1,093	1,515
Other current assets	281	126

Total current assets	34,629	33,019

Property and equipment, at cost:
Computers and equipment	5,898	6,162
Furniture and fixtures	1,164	1,217
Leasehold improvements	675	680

	7,737	8,059
Less: Accumulated depreciation and amortization	6,297	6,761

	1,440	1,298

Long-term investments	743	—
Restricted cash	400	400
Other assets	16	15

Total assets	$37,228	$34,732

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,049	$882
Accounts payable	939	959
Accrued expenses	5,677	4,757
Deferred revenue	14,360	13,372

Total current liabilities	22,025	19,970

Long-term debt, net of current maturities	1,012	879

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value Authorized—100,000,000 shares at December 31, 2004 and June 30, 2005 Issued—28,404,561 shares at December 31, 2004 and 28,680,628 shares at June 30, 2005 Outstanding—27,664,298 shares at December 31, 2004 and 27,940,365 shares at June 30, 2005	28	29
Additional paid-in capital	113,456	113,879
Accumulated deficit	(99,211)	(100,023)
Accumulated other comprehensive (loss) income	(21)	59
Treasury stock (740,263 shares of common stock, at cost)	(61)	(61)

Total stockholders’ equity	14,191	13,883

Total liabilities and stockholders’ equity	$37,228	$34,732

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
License	$2,612	$3,018	$5,143	$5,090
Software services	2,630	2,637	5,001	5,372
Maintenance and professional services	4,015	4,651	7,749	8,853

Total revenues	9,257	10,306	17,893	19,315

Cost of Revenues:
License	54	125	131	257
Amortization of acquired developed technology	58	—	233	—
Software services	593	550	1,229	1,126
Maintenance and professional services	1,060	1,130	2,036	2,250

Total cost of revenues	1,765	1,805	3,629	3,633

Gross profit	7,492	8,501	14,264	15,682

Operating Expenses:
Sales and marketing	6,897	3,859	12,052	7,427
Product development	2,817	2,262	5,576	4,582
General and administrative	2,162	2,394	4,140	4,715
Restructuring charges	547	—	547	—

Total operating expenses	12,423	8,515	22,315	16,724

Operating loss	(4,931)	(14)	(8,051)	(1,042)
Interest income	94	171	185	288
Interest expense	(12)	(17)	(37)	(28)
Other income (expense), net	10	8	(74)	(30)

Net (loss) income	$(4,839)	$148	$(7,977)	$(812)

Net (loss) income per share
Basic and diluted	$(0.18)	$0.01	$(0.29)	$(0.03)

Basic weighted average shares outstanding	27,335	27,856	27,243	27,789
Diluted weighted average shares outstanding	27,335	28,768	27,243	27,789

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(7,977)	$(812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,029	486
Provision for bad debts	(120)	47
Compensation charge related to stock options	15	—
Changes in assets and liabilities:
Accounts receivable	3,735	2,645
Prepaid expenses and other current assets	(181)	(278)
Accounts payable	427	25
Accrued expenses	(159)	(925)
Deferred revenue	141	(897)

Net cash (used in) provided by operating activities	(3,090)	291

Cash flows from investing activities:
Purchases of property and equipment	(918)	(338)
Purchases of short-term and long-term investments	(29,817)	(2,554)
Maturities of short-term investments	31,689	14,716
Other assets	25	—

Net cash provided by investing activities	979	11,824

Cash flows from financing activities:
Proceeds from issuance of common stock	610	424
Proceeds from term loans	—	274
Payments on term loans	(1,040)	(574)

Net cash (used in) provided by financing activities	(430)	124

Effect of foreign exchange rate changes on cash and cash equivalents	21	63

Net (Decrease) Increase in cash and cash equivalents	(2,520)	12,302
Cash and cash equivalents, beginning of period	13,357	11,779

Cash and cash equivalents, end of period	$10,837	$24,081

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$45	$44

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Operations and Significant Accounting Policies

Centra Software, Inc., together with its wholly-owned subsidiaries (Centra or the Company), is a provider of solutions software and services for online learning and training. Centra’s solutions increase productivity and lower operational costs for global corporations, government agencies and universities by creating workforce efficiencies that enable organizations to share and exchange business-critical information with geographically distributed customers, partners, prospects and employees. Centra enables groups to work faster and more effectively by automating critical learning and training initiatives online through virtual classrooms, online meetings and Web conferences. Centra’s solutions address enterprise-application training and support, workforce development, customer, sales and channel training and compliance training.

Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, failure to successfully execute our strategic plan, the effect of our cost-cutting measures on our operations, demand for and acceptance of the Centra 7.5 platform and our new add-on modules, significant competition, changes in senior management, dependence on key individuals, quarterly performance fluctuations, evolution and growth of the online business communications and collaboration market and Centra’s ability to enhance existing products and services and to develop new products and services.

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

The accompanying consolidated financial statements for the three and six months ended June 30, 2004 and 2005 are unaudited, have been prepared on a basis consistent with the December 31, 2004 audited consolidated financial statements, and include normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of these periods. These unaudited interim consolidated financial statements do not include all of the footnote disclosures required in audited financial statements for the full year and, accordingly, should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The consolidated balance sheet information as of December 31, 2004 included herein was derived from those audited consolidated financial statements. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the entire year or any other period.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

(c) Revenue Recognition

Centra follows the specific guidelines of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104 (SAB 104), Revenue Recognition in Financial Statements, American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and related authoritative literature.

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

Centra generally licenses its software products on a perpetual basis. Centra applies the provisions of SOP No. 97-2, as amended by SOP No. 98-9, to all transactions involving the sale of software products. Centra recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all direct sales to end-users. License sales to distributors or to value-added resellers through a distribution agreement are recognized when an end-user customer has been identified and all other revenue recognition criteria have been met. License sales to U.S. government agencies through teaming arrangements with third-party partners are recognized when a signed order from the partner and evidence of a purchase order from the government agency to the partner is received and all other revenue recognition criteria have been met. The Company does not offer a right of return on its products.

For all sales, except those to U.S. government agencies as described above, Centra uses a signed master license, distribution or service agreement, a signed sales order or contract amendment and/or a binding purchase order as evidence of an arrangement. For arrangements with multiple elements (i.e. the sale of a product license along with the sale of maintenance and support, training and consulting to be delivered later), Centra allocates revenue to each component of the arrangement using the residual value method. Under the residual value method, revenue is recognized in a multiple element arrangement in which vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Centra defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount from the total arrangement fee at the time of the shipment of the last element for which VSOE does not exist, assuming all other revenue recognition criteria have been met. The VSOE of fair values for professional services, training and other products sold by Centra are based upon prices realized when these services and products are sold separately. VSOE for maintenance and support obligations is based on either historical renewal rates calculated as a percentage of net discounted license or customer specific contractually stated renewal rates for maintenance and support upon expiration of the initial term.

Centra also sells its suite of products and services in a bundled package on a multi-year subscription basis for broader use by its customers. In the third quarter of 2004, the Company began to offer a bundled package of products and services for an annual fee based on a multi-year purchase commitment of two to three years. The annual fee, which is typically paid at the beginning of each year, provides for unlimited use of the specified software products within a specific department, division or entity of a corporation or for use by the entire enterprise. The suite of products and services may include a term license for the software products, ASP or hosting services, maintenance and support, consulting and training. Centra recognizes revenue from these multi-year subscriptions either ratably over the entire length of the subscription term or over each annual payment term. For classification purposes in the statement of operations, Centra allocates revenue to each of the license, software services, maintenance and professional services based on their relative fair values supported by VSOE if available or a reasonable estimate of fair value made by management based on the average discount offered on products or services when sold separately. Centra’s customers may choose to purchase the enterprise-wide subscription without a term license for the software and instead utilize Centra’s ASP service over the term of the agreement. Centra recognizes revenue for ASP enterprise-wide subscriptions ratably over the subscription term according to SAB 104. Revenue is allocated for classification purposes to software services and professional services based on their relative fair values supported by verifiable objective evidence.

At the time of entering into a transaction, Centra assesses whether the fee associated with the transaction is fixed or determinable, including the payment terms associated with the transaction. Standard payment terms granted to customers are from 30 to 90 days. If extended payment terms are granted, Centra recognizes revenue when payments become due and payable. Centra assesses whether collection is probable based on the creditworthiness of the customer. Initial creditworthiness is assessed through Dun & Bradstreet, similar credit rating agencies or the customer’s SEC filings. Creditworthiness for transactions to existing customers is assessed through a review of their prior payment history. Centra does not request collateral from its customers. If the Company determines that collection of a fee is not probable, the Company will defer the fee and recognize revenue at the time collection becomes probable, which is generally upon the receipt of payment.

Revenues from start-up fees associated with the ASP service are recognized over the estimated life of the ASP relationship. Revenues related to ASP services are recognized ratably on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues for hosting services are recognized ratably on a straight-

line basis over the term that the hosting services are provided. Also, in instances where Centra hosts a customer’s purchased software on its server and network, Centra provides the customer a copy of the licensed software in addition to one that is kept on the Centra server and recognizes the license revenue for the purchased software in accordance with its revenue recognition policy for licensed software as discussed above and in accordance with the Emerging Issues Task Force Issue No. 00-3, Application of SOP 97-2 to Arrangements that Include the Rights to Use Software Stored on Another Entity’s Hardware.

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

(d) Stock-Based Compensation

The Company grants stock options to its employees and outside directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of the Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations and has elected the disclosure-only alternative under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (FAS 123), Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123. The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options. The following table illustrates the effect on net (loss) income and (loss) income per share on a pro forma basis as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net (loss) income, as reported	$(4,839)	$148	$(7,977)	$(812)
Add back: Stock-based compensation included in net loss, as reported	—	—	15	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,066)	(318)	(2,291)	(933)

Pro forma net loss	$(5,905)	$(170)	$(10,253)	$(1,745)

Basic and diluted net (loss) income per share
As reported	$(0.18)	$0.01	$(0.29)	$(0.03)
Pro forma	$(0.22)	$(0.01)	$(0.38)	$(0.06)

The Company has computed the pro forma disclosures above as required under FAS 123 for stock options granted to employees and directors using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Risk free interest rate	3.3%	3.6%	3.1% – 3.3%	3.6%
Expected dividend yield	—	—	—	—
Expected lives	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	77%	63%	77% – 81%	63% – 67%
Weighted average fair value of options granted during the period	$1.99	$1.02	$2.08	$1.12

(e) Cash, Cash Equivalents, Short- and Long-Term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts. Centra considers investments purchased with maturities at the balance sheet date of more than three months but less than 12 months to be short-term investments and investments purchased with maturities at the balance sheet date of 12 months or more to be long-term investments. Centra accounts for its short-term and long-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximated fair market value at June 30, 2005. Cash, cash equivalents, short- and long-term investments consisted of the following at December 31, 2004 and June 30, 2005 (in thousands):

	December 31, 2004	June 30, 2005
Cash, cash equivalents and short-term investments:
Cash	$2,995	$1,855
Money market accounts and bonds classified as cash equivalents	8,784	22,226
Bonds (average 99 and 149 remaining days to maturity on December 31, 2004 and June 30, 2005, respectively)	13,356	1,937

Cash, cash equivalents and short-term investments	25,135	26,018
Long-term investments:
Bonds (average 500 remaining days to maturity on December 31, 2004)	743	—

Total cash, cash equivalents, short- and long-term investments	$25,878	$26,018

(f) Comprehensive (Loss) Income

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive (loss) income and its components in the consolidated financial statements. Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive (loss) income reported by the Company are net (loss) income and foreign currency translation adjustment and are as follows for the three and six months ended June 30, 2004 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net (loss) income	$(4,839)	$148	$(7,977)	$(812)
Foreign currency translation adjustment	(27)	46	(21)	80

Comprehensive (loss) income	$(4,866)	$194	$(7,998)	$(732)

(g) Net (Loss) Income per Share

Basic and diluted net (loss) income per share is presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net (loss) income per share has been computed by dividing the weighted average number of shares of common stock outstanding during the period into the net (loss) income attributable to common stockholders.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Numerator:
Net (loss) income	$(4,839)	$148	$(7,977)	$(812)

Denominator:
Basic weighted average shares outstanding	27,335	27,856	27,243	27,789
Add: dilutive employee stock options	—	912	—	—

Diluted weighted average shares outstanding	27,335	28,768	27,243	27,789

Basic net (loss) income per share	$(0.18)	$0.01	$(0.29)	$(0.3)
Diluted net (loss) income per share	$(0.18)	$0.01	$(0.29)	$(0.3)

Options to purchase a total of 7,350,874 and 6,700,716 shares of common stock have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2004 and for the six months ended June 30, 2005, respectively, as these shares are considered antidilutive, due to the net loss during those periods. Options to purchase a total of 3,737,275 shares of common stock have not been included in the computation of diluted net income per share for the three months ended June 30, 2005 since their exercise prices exceeded the average market price of the common stock during the period.

(h) Recent Accounting Pronouncements

In March 2005, the SEC issued SAB No. 107 (SAB 107) which expresses the view of the staff regarding the interaction between the FASB’s FAS 123 and its revision SFAS No. 123R (FAS 123R), Share-Based Payment, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Specifically, SAB 107 provides guidance on how to determine the expected volatility and expected term inputs into a valuation model used to determine the fair value of share based payments under FAS 123R. SAB 107 also provides guidance related to numerous aspects of the adoption of FAS 123R such as taxes, capitalization of compensation costs, modification of share-based payments prior to adoption and the classification of expenses. The Company adopted SAB 107 in the quarter ended March 31, 2005, where guidance relates to transactions occurring prior to the adoption of FAS 123R. The adoption of SAB 107 did not have a material impact on the Company’s consolidated financial statements. The Company has not determined the effect, if any, the guidance provided in SAB 107 relating to FAS 123R upon adoption will have on the consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3, which requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company’s adoption of SFAS 154 during the three-month period ended June 30, 2005 did not have any effect on its consolidated financial statements.

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

Centra operates solely in one segment, the development, selling and marketing of software products and related services, and therefore no segment disclosures are required. Centra’s revenues based on location of customer, as a percentage, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
United States	78%	70%	78%	74%
Europe	11%	18%	13%	17%
Other	11%	12%	9%	9%

There are no significant long-lived assets located outside of the United States.

(3) Significant Customer

No one customer accounted for more than 10% of total revenues during the three and six month periods ended June 30, 2004 and 2005. No one customer accounted for more than 10% of accounts receivable at December 31, 2004. One customer equaled 16% of the Company’s accounts receivable at June 30, 2005.

(4) Commitments and Contingencies

Severance

On April 29, 2005, Paul R. Gudonis resigned his position, effective immediately, as the Company’s president, chief executive officer and as a member of the board of directors. Centra accrued during the three months ended June 30, 2005 severance compensation and benefits of $473,000 to be paid to Mr. Gudonis in monthly installments totaling $310,000 and $163,000 in 2005 and 2006, respectively.

Stock-Based Compensation Charge

In 2003 and 2005, Centra entered into severance agreements with certain senior executives that provide for stock option vesting acceleration upon a change in control of the Company and a 12-month stock option exercise period upon termination of employment (except for cause). The stock options originally issued to these executives were granted at fair market value and accounted for under APB 25, which did not result in a compensation charge at the time of issuance. The stock options were modified by the severance agreements as the accelerated vesting or extended exercise feature was not present when the option was originally granted. A compensation charge would result at the time of vesting acceleration, if not previously vested at the time of the change in control, or upon option exercise, if the exercise date upon termination is outside the original exercise period of 90 days; the amount of the compensation charge would be based on the difference between the closing stock price on the date of modification and the exercise price of the option. Centra estimates that the maximum potential compensation charge related to the modifications is $145,000.

Securities Class Action Lawsuit

Centra, certain of its former and current officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. On June 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has given preliminary approval of the settlement. Centra plans to participate in this settlement, which has been negotiated, and will be fully funded directly to the plaintiffs, by Centra’s insurers. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

EdiSync Patent Claim

On August 19, 2003, a complaint was filed against the Company and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. The Company believes it has meritorious defenses and intends to vigorously defend this action. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. The Company filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office as patent counsel to the Company is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Company believes that it has meritorious defenses and the Company intends to vigorously defend this action.

Employment Claim

On September 3, 2004, a former employee filed a complaint with the Massachusetts Superior Court (civil action no. 04-3479). In this civil action, the former employee brought claims against the Company and two of its former officers relating to the termination of her employment in November 2003. In particular, this former employee’s claims include gender, race and age discrimination, retaliation for her alleged whistle-blowing activity, and breach of a severance agreement. The Company filed a motion to dismiss certain aspects of the case, which motion was denied in June 2005. The case is in the early stages of pre-trial discovery, which is scheduled to conclude in October 2005. The Company believes the claims are without merit and is vigorously defending the claims. No trial date has been set.

Severance Agreements

The Company is subject to severance agreements with each of its five executives in the ordinary course of business that provide for up to two years of bonus, base compensation and benefits in the event of voluntary or non-voluntary termination in certain circumstances and upon or after a change of control. While payments under these agreements are not currently expected to be made and are thus not determinable, management does not expect that the ultimate costs, if any, related to these agreements will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Software Indemnifications

Centra enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Centra indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Centra’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Centra could be required to make under these indemnification agreements is unlimited. Centra has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Centra has no liabilities recorded for these agreements as of June 30, 2005.

Centra warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery for 90 days. Additionally, Centra warrants that its maintenance services will be performed consistently with generally accepted industry standards through completion of the agreed upon services. If necessary, Centra would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, since Centra has never incurred any significant expenses under the Company’s product or service warranties, it has no liabilities recorded for these agreements as of June 30, 2005.

(5) Restructuring Charges

In June 2004, the Company incurred a restructuring charge of $547,000 related to an 18% reduction in its worldwide workforce and the closing of the Company’s product development facility in Morrisville, North Carolina. The restructuring charge consisted of severance payments, health benefits and outplacement services. In the quarter ended September 30, 2004, Centra completed the closure of the Morrisville facility resulting in an additional $241,000 restructuring charge, consisting of facility closure costs, and additional severance, health benefits and outplacement services. The accrued and unpaid amount of these charges at June 30, 2005 was $74,000, which the Company expects to pay out through September 2005. No additional expenses are expected in future periods.

The restructuring accrual activity in the six months ended June 30, 2005 is summarized as follows (in thousands):

	Accrual Balance at December 31, 2004	Payments	Accrual Balance at June 30, 2005
Workforce reduction	$27	$—	$27
Facility closure and certain other costs	58	(11)	47

Total	$85	$(11)	$74

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

Overview

We provide software and services for online learning and training. Centra enables groups to work faster and more effectively by automating critical learning and training initiatives online through virtual classrooms, online meetings and Web conferences. Our customers can use our solutions to deliver hands-on training and support of new software applications, expand training and certification to employees and external channel partners, and support change management activities. In addition, we offer consulting, education, content creation and support services that enable our customers to successfully implement, deploy and support our products and solutions throughout their organizations.

Our objective is to improve our leadership position in the segment of the real-time collaboration market that focuses on online learning and training. We intend to leverage our leadership position to increase the use of our products throughout the enterprise and in other segments of the collaborative learning market. Also, we intend to focus our sales and marketing efforts on selling to the Global 5000 companies, government agencies and higher education institutions. To achieve these objectives, we are pursuing the following strategies (although we can give no assurance that these strategies will be successful or that we will be able to achieve profitability as a result of them—see “Factors That Could Affect Future Results,” below):

•	Further improve our core technology;

•	Develop add-on modules for our solutions;

•	Improve and promote our extensive professional and customer services;

•	Offer innovative and flexible pricing options to customers;

•	Create category awareness by leveraging existing customer usage;

•	Leverage our direct field sales force to expand penetration in existing accounts and acquire new enterprise accounts;

•	Evaluate strategic alternatives; and

•	Expand the ecosystem of alliance, technology, and channel distribution partners.

The market for application software solutions and services for online business communication, collaboration and learning is evolving, subject to rapid technological change and highly competitive. Our goals of achieving revenue growth and establishing a market leading position are dependent upon various factors, including: 1) delivery of new add-on modules for our solutions; 2) macroeconomic conditions, 3) corporate IT needs and spending capacity, 4) successful packaging and presentation of our products, 5) efficient and effective execution of our sales, pricing and licensing strategies and 6) competitive entrants and marketplace actions. (For a more comprehensive analysis of risk factors, see “Factors That Could Affect Future Results” below.)

We have experienced substantial losses since our inception. As of June 30, 2005, we had an accumulated deficit of $100.0 million. These losses and our accumulated deficit have resulted from the significant costs incurred in the development, marketing, sale and delivery of our products and services, including the establishment of our hosted and ASP services infrastructure, which have been only partially offset by our revenues to date. We reduced our operating expenses in 2004 by reducing the number of employees, consolidating development facilities and entering into a lower-cost operating lease for our headquarters. However, we may not be able to continue to decrease our expenses, increase our revenues or attain profitability and we may not be able to sustain profitability for any future periods. We plan to slightly increase revenue in 2005 from 2004 levels and improve operating margins year over year, which will require us to reduce our operating expenses in 2005 below 2004 levels. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely upon them as an indication of our future financial performance. See “Factors That Could Affect Future Results – We may not successfully execute our strategic plan.”

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

Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2004, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” We have reviewed those policies and determined that, except as noted below they remain our critical accounting policies for the six months ended June 30, 2005.

During the three-months ended June 30, 2005, we reviewed our recent history of collecting all amounts within the terms stated in our sales arrangements with large well capitalized customers for which we granted extended payment terms ( i.e., beyond 90 days). The recent history of collecting all amounts within the stated terms did not include a sufficient number of transactions to conclude that such fees were fixed or determinable and thus, we could no longer support the recognition of revenue at the time the product is delivered for transactions with extended payment terms. Accordingly, we have amended our critical accounting policy for revenue recognition as follows:

At the time of entering into a transaction, we assess whether the fee associated with the transaction is fixed or determinable, including the payment terms associated with the transaction. Standard payment terms granted to customers are from 30 to 90 days. If extended payment terms are granted, we recognize revenue when payments become due and payable.

Recently Issued Accounting Standards

In March 2005, the SEC issued SAB No. 107 (SAB 107) which expresses the view of the staff regarding the interaction between the FASB’s SFAS No. 123 (revised 2004) (FAS 123R), Share-Based Payment, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Specifically, SAB 107 provides guidance on how to determine the expected volatility and expected term inputs into a valuation model used to determine the fair value of share based payments under FAS 123R. SAB 107 also provides guidance related to numerous aspects of the adoption of FAS 123R such as taxes, capitalization of compensation costs, modification of share based payments prior to adoption and the classification of expenses. We have adopted SAB 107 in the quarter ended March 31, 2005, where guidance relates to transactions occurring prior to the adoption of FAS 123R. The adoption of SAB 107 did not have a material impact on our consolidated financial statements. We have not determined the effect, if any, the guidance provided in SAB 107 relating to FAS 123R upon adoption will have on our consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3, which requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Our adoption of SFAS 154 during the three month period ended June 30, 2005 did not have any effect on our consolidated financial statements.

Results of Operations

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Consolidated Statements of Operations Data:
Revenues:
License	28%	29%	29%	26%
Software services	28	26	28	28
Maintenance and professional services	44	45	43	46

Total revenues	100	100	100	100

Cost of Revenues:
License	1	1	1	1
Amortization of acquired developed technology	1	—	1	—
Software services	6	5	7	6
Maintenance and professional services	11	11	11	12

Total cost of revenues	19	17	20	19

Gross profit	81	83	80	81

Operating Expenses:
Sales and marketing	75	38	68	38
Product development	30	22	31	24
General and administrative	23	23	23	24
Restructuring charges	6	—	3	—

Total operating expenses	134	83	125	86

Operating loss	(53)	—	(45)	(5)
Interest income and other income (expense), net	1	1	—	1

Net (loss) income	(52)%	1%	(45)%	(4)%

Comparison of three months ended June 30, 2004 and 2005

Revenues. Total revenues increased by $1.0 million, or 11%, to $10.3 million for the three months ended June 30, 2005, compared to $9.3 million for the three months ended June 30, 2004. The increase was attributable to increases in revenues from software license sales and maintenance and professional services, due to increases in license sales, consulting services as well as increases in maintenance and support contracts.

•	Software license revenue increased by $406,000, or 16%, to $3.0 million for the three months ended June 30, 2005, from $2.6 million for the three months ended June 30, 2004. The increase was due to greater license sales in the European marketplace. We expect license sales will vary in future periods depending on whether our customers choose to purchase a subscription-based offering or a perpetual license. Software license revenue represented 29% and 28% of total revenues for the three months ended June 30, 2005 and 2004, respectively.

•

Software services revenues, which include our ASP and hosting services, was $2.6 million for each of the three months ended June 30, 2005 and 2004. We believe that a portion of our existing license customers may add ASP services over time to facilitate reaching their external constituents, such as prospects, customers and channel partners, over the Internet, in a secure environment without breaching the customer’s behind-the-firewall-network. Should this occur, our

ASP revenues could grow. In addition, for new buyers who may require the flexibility of an outsourced service or who lack the information technology infrastructure and resources to deploy collaboration solutions on-site, our ASP or hosted services offerings may be preferred. Software services revenues represented 26% and 28% of total revenues for the three months ended June 30, 2005 and 2004, respectively.

•	Maintenance and professional services revenues, which includes our maintenance and support, consulting and education services, increased by $636,000, or 16%, to $4.7 million for the three months ended June 30, 2005, from $4.0 million for the three months ended June 30, 2004. The increase was primarily due to higher consulting services revenues attributable to longer client engagements resulting in improved productivity rates of our consulting personnel. Also, the increase was due to an increase in both the total number and dollar value of renewals of annual maintenance and support contracts. We believe that maintenance and professional services revenues will continue to be slightly higher in 2005 over 2004 levels as our installed base of license users grows and new maintenance contracts are added. The rate of the increase may vary from period to period, depending primarily upon the value of new maintenance contracts added and the productivity rates of professional services. Any increases may be offset by non-renewals of maintenance contracts. Maintenance and professional services revenues represented 45% and 44% of total revenues for the three months ended June 30, 2005 and 2004, respectively.

Cost of license revenue. Our costs of license fees are determined by the royalty costs for third-party software that we integrate or resell with our products, which are both fixed-price and variable based on the amount of products sold. Cost of license revenues increased by $71,000, or 131%, to $125,000 for the three months ended June 30, 2005, from $54,000 for the three months ended June 30, 2004. The increase was due to a higher portion of fixed-price royalties for third-party software purchased in December 2004 for our add-on modules to our enterprise-wide solution sets. These fixed-price contracts are being amortized over their contract period. In addition, since a portion of our license costs represent royalties that we pay to third parties on a per unit rate of product sold, we expect that cost of license revenues will vary in the future based upon the unit volume of products sold and to the extent that we incorporate additional third-party technologies into our products and solutions. Cost of license revenues was 4% and 2% of license revenues for the three months ended June 30, 2005 and 2004, respectively.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which has been amortized over a three-year estimated useful life. Amortization of acquired developed technology was $58,000 for the three months ended June 30, 2004. As the asset has been fully amortized, no amortization charge was incurred in the three months ended June 30, 2005 and no further amortization costs will be incurred.

Cost of software services revenues. Our cost of software services revenues includes (1) salaries and related expenses for our ASP and hosted services organizations, (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing these services, (3) a technical support allocation consisting primarily of a portion of our technical support expenses that is attributable to providing such support to our ASP customer base and (4) direct costs related to our hosting and ASP service offerings. Cost of software services revenues decreased by $43,000, or 7%, to $550,000 for the three months ended June 30, 2005, from $593,000 for the three months ended June 30, 2004. The decrease was primarily due to lower teleconference and Internet service provider expenses and a decline in personnel-related expenses. Cost of software services revenues was 21% and 23% of software services revenues for the three months ended June 30, 2005 and 2004, respectively, reflecting the lower amount of ASP service costs incurred during the quarter. We expect that the cost of software services revenues will increase in absolute dollars to the extent that we must expand the capacity of our ASP and hosting services to meet increased demand.

Cost of maintenance and professional services revenues. Our cost of maintenance and professional services revenues includes salaries and related expenses for our consulting, education and technical support services organizations and an overhead allocation consisting primarily of that portion of facilities, communications and depreciation expenses that is attributable to providing these services. Cost of maintenance and professional services revenues increased by $70,000, or 7%, to $1.1 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. The increase was primarily related to a decrease in the amount of professional services costs allocated to sales and marketing expense reflecting a decrease in the amount of time spent during the quarter by the professional services group supporting sales activities. Cost of maintenance and professional services revenues was 24% and 26% of maintenance and professional services revenues for the three months ended June 30, 2005 and 2004, respectively. We believe that the cost of maintenance and professional services revenue could increase in absolute dollars but decline as a percentage of revenues to the extent that we continue to acquire new customers, new service engagements or sell additional licenses and generate associated maintenance and professional services revenues.

Sales and marketing expenses. Sales and marketing expenses decreased by $3.0 million, or 44%, to $3.9 million for the three months ended June 30, 2005, from $6.9 million for the three months ended June 30, 2004. The decrease was primarily attributed to (1) a decrease in salaries, bonuses, travel, and other personnel-related expenses, due to a decline in sales and marketing personnel as a result of workforce reductions implemented in the second quarter of 2004, (2) a decrease in marketing programs, including Web marketing, product literature, public relations and tradeshows and (3) a decrease in the amount of expenses allocated from the professional services organization based on a decline in the amount of time spent supporting sales activities. Sales and marketing expenses were 38% and 75% of total revenues for the three months ended June 30, 2005 and 2004, respectively. We expect sales and marketing expenses for the third quarter to remain relatively flat compared to the three months ended June 30, 2005.

Product development expenses. Product development expenses decreased by $555,000, or 20%, to $2.3 million for the three months ended June 30, 2005, from $2.8 million for the three months ended June 30, 2004. The decrease was primarily attributed to lower personnel-related expenses due to the headcount reduction related to the closing of our development facility in North Carolina in June 2004. Product development expenses were 22% and 30% of total revenues for the three months ended June 30, 2005 and 2004, respectively. We expect product development expenses for the third quarter to remain relatively flat compared to the three months ended June 30, 2005.

General and administrative expenses. General and administrative expenses increased by $232,000, or 11%, to $2.4 million for the three months ended June 30, 2005 from $2.2 million in the quarter ended June 30, 2004. The increase was primarily related to severance compensation accrued for the departure of our former president and chief executive officer and increases in audit expenses related to compliance with the Sarbanes-Oxley Act of 2002. Partially offsetting these reductions were reduced headcount and depreciation expenses. General and administrative expenses were 23% of total revenues for the three months ended June 30, 2005 and 2004. We expect general and administrative expenses for the third quarter to decrease compared to the three months ended June 30, 2005.

Restructuring charges. We did not record any restructuring charge during the quarter ended June 30, 2005. During the quarter ended June 30, 2004, we incurred restructuring charges of $547,000 related to the closing of our product development facility located in Morrisville, North Carolina and the subsequent workforce reduction, primarily product development personnel related thereto, along with a worldwide workforce reduction that mostly affected sales and marketing and general and administrative personnel.

Interest income. Interest income increased by $77,000, or 82%, to $171,000 for the three months ended June 30, 2005, from $94,000 for the three months ended June 30, 2004. Interest income consists primarily of interest on our cash, cash equivalents and short-term investments. The increase reflects an increase in short-term interest rates during the current quarter compared with the same period last year.

Interest expense and other expense, net. Interest expense and other expense was $9,000 and $2,000 for the three months ended June 30, 2005 and 2004, respectively.

Comparison of six months ended June 30, 2004 and 2005

Revenues. Total revenues increased by $1.4 million, or 8%, to $19.3 million for the six months ended June 30, 2005, from $17.9 million for the six months ended June 30, 2004. The increase was the result of an increase in maintenance and professional services and software services revenues.

•	Software license revenue decreased by $53,000 to $5.1 million for the six months ended June 30, 2005, from $5.1 million for the six months ended June 30, 2004. The decrease was due to decreased sales in Asia Pacific marketplaces offset by an increase in European sales. Software license revenue represented 26% and 29% of total revenues for the six months ended June 30, 2005 and 2004, respectively.

•	Software services revenues, which include our ASP and hosting services, increased by $371,000, or 7%, to $5.4 million for the six months ended June 30, 2005, from $5.0 million for the six months ended June 30, 2004. The increase resulted from higher ASP subscription revenues, primarily reflecting the new multi-year enterprise ASP subscription contracts introduced in the second half of 2004. Software services revenues represented 28% of total revenues for the six months ended June 30, 2005 and 2004.

•	Maintenance and professional services revenues, which includes our maintenance and support, consulting and education services, increased by $1.1 million, or 14%, to $8.9 million for the six months ended June 30, 2005, from $7.8 million for the six months ended June 30, 2004. The increase was primarily due to higher consulting and education services revenues attributable to longer client engagements resulting in improved productivity rates of our consulting personnel. Also, the increase was due to an increase in both the total number and dollar value of renewals of annual maintenance and support contracts. Maintenance and professional services revenues represented 46% and 43% of total revenues for the six months ended June 30, 2005 and 2004, respectively.

Cost of license revenue. Our costs of license fees are determined by the royalty costs for third-party software that we integrate or resell with our products, which are both fixed-price and variable based on the amount of products sold. Cost of license revenues increased by $126,000, or 96%, to $257,000 for the six months ended June 30, 2005, from $131,000 for the six months ended June 30, 2004. The increase was due to higher fixed royalty costs from third-party software purchased in December 2004 for our add-on modules to our enterprise-wide solution sets. These fixed-price contracts are being amortized over their contract period. Cost of license revenues was 5% and 3% of license revenues for the six months ended June 30, 2005 and 2004, respectively.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which is being amortized over a three-year estimated useful life. Amortization of acquired developed technology was $233,000 for the six months ended June 30, 2004. As the asset has been fully amortized, no amortization charge was incurred in the three months ended June 30, 2005 and no further amortization costs will be incurred.

Cost of software services revenues. Cost of software services revenues decreased by $103,000, or 8%, to $1.1 million for the six months ended June 30, 2005, from $1.2 million for the six months ended June 30, 2004. The decrease was primarily due to lower Internet service provider expenses, a decline in personnel-related expenses and lower teleconference expenses. Cost of software services revenues was 21% and 25% of software services revenues for the six months ended June 30, 2005 and 2004, respectively.

Cost of maintenance and professional services revenues. Cost of maintenance and professional services revenues increased by $214,000, or 11%, to $2.2 million for the six months ended June 30, 2005, from $2.0 million for the six months ended June 30, 2004. The increase was primarily due to a decrease in the amount of expenses allocated from the professional services organization to sales and marketing expenses based on a decline in the amount of time spent supporting sales activities. Cost of maintenance and professional services revenues was 25% and 26% of maintenance and professional services revenues for the six months ended June 30, 2005 and 2004, respectively.

Sales and marketing expenses. Sales and marketing expenses decreased by $4.6 million, or 38%, to $7.4 million for the six months ended June 30, 2005, from $12.0 million for the six months ended June 30, 2004. The decrease was primarily attributed to (1) a decrease in salaries, bonuses, travel, and other personnel-related expenses, due to a decline in sales and marketing personnel as a result of workforce reductions implemented in the second quarter of 2004, (2) a decrease in marketing programs, including Web marketing, product literature, public relations and tradeshows and (3) a decrease in the amount of expenses allocated from the professional services organization based on a decline in the amount of time spent supporting sales. Sales and marketing expenses were 38% and 68% of total revenues for the six months ended June 30, 2005 and 2004, respectively.

Product development expenses. Product development expenses decreased by $1.0 million, or 18%, to $4.6 million for the six months ended June 30, 2005, from $5.6 million for the six months ended June 30, 2004. The decrease was primarily attributed to lower personnel-related expenses due to the headcount reduction related to the closing of our development facility in North Carolina in June 2004. Product development expenses were 24% and 31% of total revenues for the six months ended June 30, 2005 and 2004, respectively.

General and administrative expenses. General and administrative expenses increase by $575,000, or 14%, to $4.7 million for the six months ended June 30, 2005, from $4.1 million for the six months ended June 30, 2004. The increase was primarily related to severance compensation accrued for the departure of our former president and chief executive officer and former chief financial officer and increases in audit expenses related to compliance with the Sarbanes-Oxley Act of 2002. Partially offsetting these reductions were reduced headcount and depreciation expenses. General and administrative expenses were 24% and 23% of total revenues for the three months ended June 30, 2005 and 2004, respectively.

Restructuring charges. We did not record any restructuring charge during the six months ended June 30, 2005. During the six months ended June 30, 2004, we incurred restructuring charges of $547,000 related to the closing of our product development facility located in Morrisville, North Carolina and the subsequent workforce reduction, primarily product development personnel related thereto, along with a worldwide workforce reduction that mostly affected sales and marketing and general and administrative personnel.

Interest income. Interest income increased by $103,000, or 56%, to $288,000 for the six months ended June 30, 2005, from $185,000 for the six months ended June 30, 2004. Interest income consists of interest on our cash, cash equivalents and short and long-term investments. The increase reflects an increase in interest rates which was partially offset by declines in the balances of cash, cash equivalents and short and long-term investments held during the period compared with the same period last year.

Interest expense and other expense, net. Interest expense and other expense, net decreased by $53,000, or 48%, to $58,000 for the six months ended June 30, 2005, from $111,000 for the six months ended June 30, 2004. The decrease was due to a decrease in foreign exchange gains and losses and in the balances outstanding on our long-term debt.

Liquidity and Capital Resources

As of June 30, 2005, we had cash and cash equivalents of $24.1 million and short- and long-term investments of $1.9 million, an increase of $12.3 million of cash and cash equivalents from $11.8 million at December 31, 2004, and a decrease of $12.2 million of short- and long-term investments from $14.1 million as of December 31, 2004. The combined increase of $140,000 for cash, cash equivalents and short- and long-term investments for the six months ended June 30, 2005 resulted primarily from $291,000 generated from operations and $124,000 provided by financing activities, offset by $338,000 used in the purchase of property and equipment. Our working capital, defined as our current assets less our current liabilities, as of June 30, 2005 was $13.0 million, compared to $12.6 million as of December 31, 2004.

Cash provided by operating activities was $291,000 for the six months ended June 30, 2005, primarily the result of a decrease in accounts receivable of $2.6 million and non-cash charges for depreciation of $486,000, offset by a decrease in accrued expenses of $925,000, a decrease in deferred revenue of $897,000, a net loss of $812,000 and an increase in prepaid expenses of $278,000. For the six months ended June 30, 2004, our operating activities used net cash of $3.1 million, primarily resulting from a net loss of $8.0 million, a $159,000 decrease in accrued expenses, a $181,000 increase in prepaid expenses, principally insurance, and a decline in the provision for bad debt of $120,000, partially offset by a decrease in accounts receivable of $3.7 million, non-cash expenses of $1.0 million, and increases of $427,000 and $141,000 in accounts payable and deferred revenue, respectively.

Cash provided by investing activities was $11.8 million for the six months ended June 30, 2005, consisting of maturities of short-term investments of $14.7 million, offset by purchases of short-term investments of $2.6 million and the purchase of $338,000 of property and equipment, primarily computer equipment to support our current operations. For the six months ended June 30, 2004, our investing activities provided $979,000 of net cash, primarily resulting from maturities of marketable securities of $31.7 million offset by purchases of short-term marketable securities of $29.8 million and purchases of $918,000 of property and equipment to support current operations.

Cash provided by financing activities was $124,000 for the six months ended June 30, 2005, resulting from $424,000 in proceeds from the issuance of shares of common stock in connection with purchases through our employee stock purchase program and the exercise of stock options and $274,000 in drawings on our existing line of credit, offset by $574,000 in principal payments made on our equipment line of credit/term loan facility. For the six months ended June 30, 2004, financing activities used net cash of $430,000, primarily related to $1.0 million in principal payments made on our equipment line of credit/term loan facility, partially offset by $610,000 of receipts from the issuance of common stock under the employee stock purchase plan or from the exercise of stock options during the period.

Days sales outstanding, or DSO (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at June 30, 2005 was 44 days, a decrease of 24 days compared to DSO of 68 days at December 31, 2004. This decrease resulted from strong accounts receivable collections in conjunction with a decrease in billings during the second quarter of 2005 as compared with the quarter ended December 31, 2004. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable and DSO may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customers’ payment cycle. We also record deferred ASP and hosted services, maintenance and professional services billings as accounts receivable, and thus the timing of these billings can affect the DSO calculation as the receivable may be recorded in the current period with the associated revenue recorded over future periods resulting in an increase in the DSO for the current period. Historically, international customers and resellers pay at a slower rate than domestic customers and customers sold to directly. An increase in revenue generated from international customers and resellers may increase our DSO and accounts receivable balance. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

At June 30, 2005, $1.8 million in term loans under our current amended equipment line of credit was outstanding as compared to $2.1 million outstanding at December 31, 2004. Of the total outstanding, $1.0 million, $274,000 and $201,000 are payable in monthly principal payments of approximately $38,000, $8,000 and $7,000 plus interest maturing in September 2007, June 2008 and December 2007, respectively. Interest is payable monthly based on the prime rate (6.25% at June 30, 2005) plus 0.5%. The remaining outstanding amount of $249,000 represents three separate loan advances, and is payable in fixed monthly payments of principal and interest of $35,000, $9,000 and $8,000 maturing at different times through June 2006. Interest was calculated at prime plus 0.5% at the initiation of each of the loan advances, or 5.25%, 4.75% and 4.75%, respectively. The current amended equipment line of credit requires us to maintain a minimum balance of cash, cash equivalents and investments of $10 million and maintain all of our cash, cash equivalents and investments in operating, deposit and investment accounts at the bank. At June 30, 2005, approximately $603,000 remained available for borrowings under the current line of credit, which may be drawn until September 2005. Substantially all of our assets are pledged as security for the borrowings. At June 30, 2005, we were in compliance with the covenants under the equipment line of credit.

Capital expenditures totaled $338,000 and $918,000 for the six months ended June 30, 2005 and 2004, respectively. Our capital expenditures consisted of purchases of assets to manage our internal operations and our ASP service, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures in 2005 to decline from 2004 levels. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

Over the past two years, in response to business challenges and economic conditions, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. Although our operations for six months ended June 30, 2005 generated positive cash flows, we may we still use more cash to operate our business than we generate in revenues. As discussed above, we anticipate that our overall operating expenses in 2005 will decline as compared to 2004. We anticipate that such operating expenses, along with capital expenditures, will constitute the most significant use of our cash resources. If we have the opportunity, we may also use cash resources to fund acquisitions or investments in complementary businesses, technologies, products or services. We believe that our existing cash, cash equivalents and short-term and long-term investments, which totaled $26.0 million at June 30, 2005, will be sufficient to meet our anticipated cash requirements for operating expenses, capital expenditures and any strategic efforts for at least the next 12 months. However, thereafter we may need to raise additional funds to support our operations, particularly if our strategic sales and marketing efforts do not produce the desired results. We might also need to seek additional financing if we were to identify a strategic opportunity that required more cash than we had available at such time. If we did seek to raise additional funds, though, we may not be able to obtain them on terms that are favorable or acceptable to us. See “Factors That Could Affect Future Results—We may require additional funds” in this Item 2.

Commitments and Contingencies

As of June 30, 2005, our primary financial commitments consisted of obligations outstanding under long-term debt, operating leases and other contractual obligations. In our Annual Report on Form 10-K for the year ended December 31, 2004, we included under the heading “Commitments and Contingencies” a table setting forth our commitments and contingencies as of that date.

Factors That Could Affect Future Results

An investment in our common stock involves a high degree or risk. You should carefully consider the following risk factors in evaluating our business. If any of the events described below were to actually occur, then our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline. There is no assurance that we will be able to implement our operating plans as anticipated or achieve projected revenue and earnings goals.

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

We believe that the success of our sales strategy of selling application software and services for online business communication, collaboration and learning, including our new add-on modules, will depend upon our ability to develop new channel partnerships, enhance our relationships with existing customers, expand international operations, implement new initiatives that improve sales execution and consistency and attract new customers with targeted messaging, print advertising, public relations efforts and lead generation marketing programs. We intended to increase our sales and marketing expenditures to meet these goals but subsequently delayed our planned increases in sales and marketing expense until such time that our new add-on modules for our solutions begin to achieve market acceptance and we see significant annual revenue growth. We also implemented other initiatives aimed at reducing our costs. While we believe that our cost-cutting decisions, including our delay in increasing sales and marketing expenses, to be sound, they could impede our ability to successfully execute our sales strategy.

We have incurred substantial losses in the past and may not achieve profitability in the future.

We incurred net losses of $11.1 million for the year ended December 31, 2004 and $812,000 for the six months ended June 30, 2005. Although we recorded a profit of $148,000 for the three months ended June 30, 2005, we cannot predict if we will be able to continue to be profitable, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve and maintain profitability, then our investors’ expectations may not be met and the market price of our common stock may fall.

Our future success depends to a significant degree on our senior management team and our ability to retain key employees.

On April 29, 2005, we announced that Paul R. Gudonis had resigned as president and chief executive officer and as a director and that Leon Navickas was named chief executive officer by the board of directors and retains his position as chairman of the board. A number of other significant changes to our senior management team have occurred, including; the departure of our former chief financial officer, Stephen Johnson, on May 15, 2005, the promotion of our new chief financial officer, Michelle M. Caggiano and the departure of and hiring of senior sales, marketing and professional services executives in 2004. Our future success will depend in part on our ability to carry out the transition in senior management and to integrate the new employees and positions into our operations as well as on the efforts of our other senior managers. Changes in our management team, the inability of our executive officers and key employees to work effectively as a team or the inability to retain key employees could have a material adverse effect on our business, operating results and financial condition.

The success of our strategy depends on our ability to license and integrate third-party technology to enhance our products.

Our ability to enhance our solutions and the add-on modules to them is dependent upon our ability to license, under commercially reasonable terms, third-party software that enhances, enables or provides additional functionality for them. If we are not able to successfully license third-party software to incorporate into our products, we may not be able to timely deliver future versions of our solutions. In addition, the third-party software that we intend to license may or may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to obtain or maintain these license arrangements, failure of the third-party vendors to provide updates, modifications or future versions of their software or defects and errors in, or infringement claims against those third-party products could delay or impair our ability to develop and sell our products and execute against our strategic plan.

Delays in sales could cause significant variability in our revenues and operating results for any particular period.

We generally need to educate potential customers regarding the benefits of our conferencing, collaboration and learning products and services before they will commit to the purchase of our products. Our sales cycle varies depending on the size and type of customer contemplating a purchase, the complexity of the customer’s purchasing process and whether we have conducted business with the customer in the past. Both new and existing customers frequently need to obtain approvals from multiple decision makers within their organization prior to making purchase decisions. We expect that the sales cycle will continue to be characterized by these features as we move towards selling broader enterprise-based solutions and larger, multi-year contracts.

We face significant competition from other technology companies and we may not be able to compete effectively.

The markets for conferencing, collaboration and learning products and services are highly competitive. We expect that our competition in this market will intensify in the future, which will likely result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our online business communication, collaboration and learning solutions from a variety of software and services vendors. In addition, larger companies with more resources than we have could enter our market and either reduce our sales or require us to lower our prices, or both.

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

Our business could be adversely affected by the existence of bugs or errors in our current or future product versions.

Software products as complex as ours may contain errors or bugs that result in product failures. From time to time, we have identified errors in our products after their commercial introduction. While we have not been materially harmed by errors in our products in the past, errors or bugs in our current or future products that we are not able to correct at all or correct in a timely fashion may cause our revenues to decline.

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

Our success is focused on sales to multinational corporations, which requires us to have international operations and incur risks associated with those operations. In addition to our North American operations, we have established sales, marketing and service operations in Europe and Australia and we sell through distributors and resellers in a number of countries around the world. We cannot be sure that our international operations will be successful. Our international operations require resources and management’s attention beyond what is required for our domestic operations and subjects us to additional regulatory, economic and political risks, including:

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

Foreign Currency

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. International sales are typically denominated in Euros, British pounds, Australian dollars or in U.S. dollars. Since some of our sales internationally are currently priced in U.S. dollars; a strengthening of the dollar could make our products less competitive in foreign markets. In the six months ended June 30, 2005 and 2004, we generated approximately 26% and 22% of our revenues outside of the United States, respectively. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses are accumulated as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets. Gains and losses resulting from foreign exchange transactions are netted and included in other expense, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of June 30, 2005 would not have a material impact on our results of operations for the six months ended June 30, 2005.

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

Investments in fixed rate interest earning financial instruments are subject to interest rate risk and will decrease in value if market interest rates were to increase. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the fair value of the portfolio. If market interest rates were to decline, the interest earned on our investment portfolio would decrease. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three months ended June 30, 2005 would have decreased by less than $120,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will largely depend on the gross amount of our portfolio.

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

Securities Class Action Lawsuit

We and certain of our former and current officers and directors and the managing underwriters of our initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve us on or about March 18, 2002. The original complaint has been superseded by an amended complaint filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased our common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with our initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that our registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against us and the named individuals. We joined in motions with the underwriter defendants to dismiss the above-referenced action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against our officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to the other defendants and us. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including us. On June 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has given preliminary approval of the settlement. We plan to participate in this settlement, which has been negotiated, and will be fully funded directly to the plaintiffs, by our insurers. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

EdiSync Patent Claim

On August 19, 2003, a complaint was filed against us and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. We filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office as our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. We believe that we have meritorious defenses and we intend to vigorously defend this action.

Employment Claim

On September 3, 2004, a former employee filed a complaint with the Massachusetts Superior Court (civil action no. 04-3479). In this civil action, the former employee brought claims against us and two of our former officers relating to the termination of her employment in November 2003. In particular, this former employee’s claims include gender, race and age discrimination, retaliation for her alleged whistle-blowing activity, and breach of a severance agreement. We filed a motion to dismiss certain aspects of the case, which was denied in June 2005. The case is in the early stages of pre-trial discovery, which is scheduled to conclude in October 2005. We believe the claims are without merit and are vigorously defending the claims. No trial date has been set.

Item 6. Exhibits

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	October 27, 1999	3.2

3.2	Amended and Restated By-Laws		S-1	October 27, 1999	3.4

4.1	Specimen certificate for common stock		S-1	October 27, 1999	4.1

10.1	Severance Compensation and Change of Control Agreement dated April 1, 2005 with Michelle M. Caggiano		8-K	April 7, 2005	10.1

10.2	Agreement dated June 2, 2005 among Criterion Capital Management, LLC, Criterion Institutional Partners, LP, Criterion Capital Partners, LP, Criterion Capital Partners, Ltd., Christopher H. Lord, Evan C. Marwell, Anthony Swei, and Centra Software, Inc.		8-K	June 8, 2005	10.1

10.3	Severance Compensation and Change of Control Agreement with Leon Navickas dated June 14, 2005		8-K	June 20, 2005	10.1

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 9, 2005.

Centra Software, Inc.

By:	/s/ Michelle M. Caggiano
Michelle M. Caggiano Chief Financial Officer, Treasurer, and Secretary (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	October 27, 1999	3.2

3.2	Amended and Restated By-Laws		S-1	October 27, 1999	3.4

4.1	Specimen certificate for common stock		S-1	October 27, 1999	4.1

10.1	Severance Compensation and Change of Control Agreement dated April 1, 2005 with Michelle M. Caggiano		8-K	April 7, 2005	10.1

10.2	Agreement dated June 2, 2005 among Criterion Capital Management, LLC, Criterion Institutional Partners, LP, Criterion Capital Partners, LP, Criterion Capital Partners, Ltd., Christopher H. Lord, Evan C. Marwell, Anthony Swei, and Centra Software, Inc.		8-K	June 8, 2005	10.1

10.3	Severance Compensation and Change of Control Agreement with Leon Navickas dated June 14, 2005		8-K	June 20, 2005	10.1

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X