Form 10-Q
period 2005-09-30
CENTRA SOFTWARE INC
filed 2005-11-09
CIK 1096658

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act.):    Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of November 4, 2005 was 28,284,028.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(unaudited)

	December 31, 2004	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$11,779	$21,892
Short-term investments	13,356	2,644
Restricted cash	233	—
Accounts receivable, net of reserves of $347 and $225, respectively	7,887	5,703
Prepaid expenses	1,093	1,797
Other current assets	281	180

Total current assets	34,629	32,216

Property and equipment, at cost:
Computers and equipment	5,898	6,220
Furniture and fixtures	1,164	1,217
Leasehold improvements	675	680

	7,737	8,117
Less: Accumulated depreciation and amortization	6,297	6,979

	1,440	1,138

Long-term investments	743	—
Restricted cash	400	400
Other assets	16	15

Total assets	$37,228	$33,769

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,049	$759
Accounts payable	939	376
Accrued expenses	5,677	4,796
Deferred revenue	14,360	12,330

Total current liabilities	22,025	18,261

Long-term debt, net of current maturities	1,012	784

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; Authorized—100,000,000 shares at December 31, 2004 and September 30, 2005; Issued—28,404,561 shares at December 31, 2004 and 28,713,290 shares at September 30, 2005; Outstanding—27,664,298 shares at December 31, 2004 and 27,973,027 shares at September 30, 2005	28	29
Additional paid-in capital	113,456	113,923
Accumulated deficit	(99,211)	(99,228)
Accumulated other comprehensive (loss) income	(21)	61
Treasury stock (740,263 shares of common stock, at cost)	(61)	(61)

Total stockholders’ equity	14,191	14,724

Total liabilities and stockholders’ equity	$37,228	$33,769

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
License	$2,829	$2,564	$7,972	$7,654
Software services	2,670	2,502	7,671	7,874
Maintenance and professional services	4,202	4,306	11,951	13,159

Total revenues	9,701	9,372	27,594	28,687

Cost of revenues:
License	63	158	194	415
Amortization of acquired developed technology	—	—	233	—
Software services	555	548	1,784	1,674
Maintenance and professional services	1,208	1,003	3,244	3,253

Total cost of revenues	1,826	1,709	5,455	5,342

Gross profit	7,875	7,663	22,139	23,345

Operating expenses:
Sales and marketing	4,763	3,060	16,815	10,487
Product development	2,313	2,134	7,889	6,716
General and administrative	2,443	1,838	6,583	6,553
Restructuring charges	241	—	788	—

Total operating expenses	9,760	7,032	32,075	23,756

Operating (loss) income	(1,885)	631	(9,936)	(411)
Interest income	88	192	273	480
Interest expense	(23)	(27)	(60)	(55)
Other income (expense), net	13	(1)	(61)	(31)

Net (loss) income	$(1,807)	$795	$(9,784)	$(17)

Net (loss) income per share
Basic and diluted	$(0.7)	$0.03	$(0.36)	$—
Basic weighted average shares outstanding	27,410	27,951	27,299	27,844
Diluted weighted average shares outstanding	27,410	28,546	27,299	27,844

See accompanying notes to consolidated financial statements.

CENTRA SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(9,784)	$(17)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,333	704
Provision for bad debts	(59)	42
Compensation charge related to stock options	17	—
Changes in assets and liabilities:
Accounts receivable	2,185	2,066
Prepaid expenses and other current assets	(262)	(610)
Accounts payable	(259)	(558)
Accrued expenses	(584)	(822)
Deferred revenue	(56)	(1,894)

Net cash used in operating activities	(7,469)	(1,089)

Cash flows from investing activities:
Purchases of property and equipment	(1,001)	(396)
Purchases of short-term and long-term investments	(38,119)	(4,062)
Maturities of short-term investments	45,087	15,517
(Increase) decrease in restricted cash	(200)	233
Decrease in other assets	38	—

Net cash provided by investing activities	5,805	11,292

Cash flows from financing activities:
Proceeds from issuance of common stock	667	468
Proceeds from term loans	1,382	369
Payments on term loans	(1,562)	(887)

Net cash provided by (used in) financing activities	487	(50)

Effect of foreign exchange rate changes on cash and cash equivalents	13	(40)

Net (decrease) increase in cash and cash equivalents	(1,164)	10,113
Cash and cash equivalents, beginning of period	13,357	11,779

Cash and cash equivalents, end of period	$12,193	$21,892

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$58	$71

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

On October 5, 2005, Centra entered into an Agreement and Plan of Reorganization with Saba Software, Inc. (Saba), and two wholly-owned subsidiaries of Saba. Under the merger agreement, holders of Centra common stock will receive 0.354 shares of Saba and $.663 for each share of Centra common stock outstanding at the time of the merger. The merger, which is expected to close in the first calendar quarter of 2006, is subject to certain conditions including the approval of the merger by Centra’s stockholders and the approval by Saba’s stockholders of the issuance of Saba shares in the merger. The merger is intended to qualify as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, and will be accounted for as a purchase transaction by Saba.

Centra is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, failure to complete our proposed merger with Saba, failure to successfully execute its strategic plan, the effect of cost-cutting measures on operations, demand for and acceptance of the Centra 7.5 platform and new add-on modules, significant competition, changes in senior management, dependence on key individuals, quarterly performance fluctuations, evolution and growth of the online business communications and collaboration market and Centra’s ability to enhance existing products and services and to develop new products and services.

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and more fully in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(a) Basis of Presentation

The consolidated financial statements include the accounts of Centra and its wholly-owned subsidiaries, Centra Software Europe Limited, which was incorporated in the United Kingdom, Centra Software Securities Corporation, a Massachusetts securities corporation, Centra RTP, Inc., a Delaware corporation, and Centra Software Australia Pty. Ltd, which was incorporated in Australia. Centra Software Southern Europe SAS was incorporated in France and was included in the consolidated financial statements until it was dissolved in January 2005. Centra Software Nordic ApS was incorporated in Denmark and was included in the consolidated financial statements until it was dissolved in February 2004. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 are unaudited, have been prepared on a basis consistent with the December 31, 2004 audited consolidated financial statements, and include normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the results of these periods. These unaudited interim consolidated financial statements do not include all of the footnote disclosures required in audited financial statements for the full year and, accordingly, should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The consolidated balance sheet information as of December 31, 2004 included herein was derived from those audited consolidated financial statements. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the entire year or any other period.

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

For all sales, except those to U.S. government agencies as described above, Centra uses a signed master license, distribution or service agreement, a signed sales order or contract amendment and/or a binding purchase order as evidence of an arrangement. For arrangements with multiple elements (i.e. the sale of a product license along with the sale of maintenance and support, training and consulting to be delivered later), Centra allocates revenue to each component of the arrangement using the residual value method. Under the residual value method, revenue is recognized in a multiple element arrangement in which vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Centra defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount from the total arrangement fee at the time of the shipment of the last element for which VSOE does not exist, assuming all other revenue recognition criteria have been met. The VSOE of fair values for professional services, training and other products sold by Centra are based upon prices realized when these services and products are sold separately. VSOE for maintenance and support obligations is based on either historical renewal rates calculated as a percentage of net discounted license or customer-specific, contractually stated renewal rates for maintenance and support upon expiration of the initial term.

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

Revenues from start-up fees associated with the ASP service are recognized over the estimated life of the ASP relationship. Revenues related to ASP services are recognized ratably on a straight-line basis over the period that the ASP services are provided, or on an as-used basis if defined in the contract. Revenues for hosting services are recognized ratably on a straight- line basis over the term that the hosting services are provided. Also, in instances where Centra hosts a customer’s purchased software on its server and network, Centra provides the customer a copy of the licensed software in addition to one that is kept on the Centra server and recognizes the license revenue for the purchased software in accordance with its revenue recognition policy for licensed software as discussed above and in accordance with the Emerging Issues Task Force Issue (EITF) No. 00-3, Application of SOP 97-2 to Arrangements that Include the Rights to Use Software Stored on Another Entity’s Hardware.

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

(d) Stock-Based Compensation

The Company grants stock options to its employees and outside directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of the Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations and has elected the disclosure-only alternative under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (FAS 123), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123. The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options. The following table illustrates the effect on net (loss) income and net (loss) income per share on a pro forma basis as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net (loss) income, as reported	$(1,807)	$795	$(9,784)	$(17)
Add back: Stock-based compensation included in net loss, as reported	2	—	17	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(758)	(422)	(3,046)	(1,355)

Pro forma net (loss) income	$(2,563)	$373	$(12,813)	$(1,372)

Basic and diluted net (loss) income per share
As reported	$(0.07)	$0.03	$(0.36)	$—
Pro forma	$(0.09)	$0.01	$(0.47)	$(0.05)

The Company has computed the pro forma disclosures above as required under FAS 123 for stock options granted to employees and directors using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Risk free interest rate	3.4% –3.7%	3.8%	3.1% – 3.5%	3.6% –3.8%
Expected dividend yield	—	—	—	—
Expected lives	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	77% – 79%	60%	77% – 81%	60% – 67%
Weighted average fair value of options granted during the period	$0.96	$0.98	$1.23	$1.11

(e) Cash, Cash Equivalents, Short- and Long-Term Investments

Centra considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts. Centra considers investments purchased with maturities at the balance sheet date of more than three months but less than 12 months to be short-term investments and investments purchased with maturities at the balance sheet date of 12 months or more to be long-term investments. Centra accounts for its short-term and long-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which Centra has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximated fair market value at September 30, 2005. Cash, cash equivalents, short- and long-term investments consisted of the following at December 31, 2004 and September 30, 2005 (in thousands):

	December 31, 2004	September 30, 2005
Cash, cash equivalents and short-term investments:
Cash	$2,995	$2,494
Money market accounts and bonds classified as cash equivalents	8,784	19,398
Bonds (average 99 and 98 remaining days to maturity on December 31, 2004 and September 30, 2005, respectively)	13,356	2,644

Cash, cash equivalents and short-term investments	25,135	24,536
Long-term investments:
Bonds (average 500 remaining days to maturity on December 31, 2004)	743	—

Total cash, cash equivalents, short- and long-term investments	$25,878	$24,536

(f) Comprehensive (Loss) Income

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive (loss) income and its components in the consolidated financial statements. Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive (loss) income reported by the Company are net (loss) income and foreign currency translation adjustment and are as follows for the three and nine months ended September 30, 2004 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net (loss) income	$(1,807)	$795	$(9,784)	$(17)
Foreign currency translation adjustment	9	2	(12)	82

Comprehensive (loss) income	$(1,798)	$797	$(9,796)	$65

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

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Numerator:
Net (loss) income	$(1,807)	$795	$(9,784)	$(17)

Denominator:
Basic weighted average shares outstanding	27,410	27,951	27,299	27,844
Add: dilutive employee stock options	—	595	—	—

Diluted weighted average shares outstanding	27,410	28,546	27,299	27,844

Basic and diluted net (loss) income per share	$(0.07)	$0.03	$(0.36)	$—

Options to purchase a total of 7,952,000 and 6,580,767 shares of common stock have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2004 and for the nine months ended September 30, 2005, respectively, as these shares are considered antidilutive, due to the net loss during those periods. Options to purchase a total of 3,643,917 shares of common stock have not been included in the computation of diluted net income per share for the three months ended September 30, 2005 since their exercise prices exceeded the average market price of the common stock during the period.

(h) Recent Accounting Pronouncements

In March 2005, the SEC issued SAB No. 107 (SAB 107), which expresses the view of the staff regarding the interaction between the FASB’s FAS 123 and its revision SFAS No. 123R (FAS 123R), Share-Based Payment, and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Specifically, SAB 107 provides guidance on how to determine the expected volatility and expected term inputs into a valuation model used to determine the fair value of share based payments under FAS 123R. SAB 107 also provides guidance related to numerous aspects of the adoption of FAS 123R such as taxes, capitalization of compensation costs, modification of share-based payments prior to adoption and the classification of expenses. The Company adopted SAB 107 in the quarter ended March 31, 2005, where guidance relates to transactions occurring prior to the adoption of FAS 123R. The adoption of SAB 107 did not have a material impact on the Company’s consolidated financial statements. The Company has not determined the effect, if any, the guidance provided in SAB 107 relating to FAS 123R upon adoption will have on the consolidated financial statements.

In April 2005, the SEC adopted a new rule that amends the compliance dates for FAS 123R which is now effective beginning the first annual reporting period that begins after June 15, 2005. FAS 123R allows for two methods of accounting upon adoption; modified prospective application and the modified retrospective application for all periods presented. The Company has not determined the effect the adoption of FAS 123R will have on the consolidated financial statements. However, the pro forma disclosure under “Stock-Based Compensation” above approximates what would have been the impact of applying FAS 123R to the historical periods presented.

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

In June 2005, the EITF issued No. 05-06, Determining the Amortization Period of Leasehold Improvements or Acquired in a Business Combination (EITF 05-06). EITF 05-06 provides that the amortization period for lease hold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The provisions of EITF 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning July 1, 2005. The Company’s adoption of EITF 05-06 during the three-month period ended September 30, 2005 did not have any effect on its consolidated financial statements.

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

Centra operates solely in one segment, the development, selling and marketing of software products and related services, and therefore no segment disclosures are required. Centra’s revenues based on location of customer, as a percentage, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
United States	79%	80%	82%	77%
Europe	16%	15%	14%	16%
Other	5%	5%	4%	7%

There are no significant long-lived assets located outside of the United States.

(3) Significant Customer

No one customer accounted for more than 10% of total revenues during the three and nine month periods ended September 30, 2004 and 2005. No one customer accounted for more than 10% of accounts receivable at December 31, 2004. One customer equaled 19% of the Company’s accounts receivable at September 30, 2005.

(4) Commitments and Contingencies

Severance

In April 2005, Paul R. Gudonis resigned his position as the Company’s president, chief executive officer and as a member of the board of directors. Centra accrued during the three months ended June 30, 2005, severance compensation and benefits of $473,000 to be paid to Mr. Gudonis in monthly installments totaling $310,000 and $163,000 in 2005 and 2006, respectively.

Stock-Based Compensation Charge

In 2003 and 2005, Centra entered into severance agreements with certain senior executives that provide for stock option vesting acceleration upon a change in control of the Company and a 12-month stock option exercise period upon termination of employment (except for cause). The stock options originally issued to these executives were granted at fair market value and accounted for under APB 25, which did not result in a compensation charge at the time of issuance. The stock options were modified by the severance agreements as the accelerated vesting or extended exercise feature was not present when the option was originally granted. A compensation charge would result at the time of vesting acceleration, if not previously vested at the time of the change in control, or upon option exercise, if the exercise date upon termination is outside the original exercise period of 90 days; the amount of the compensation charge would be based on the difference between the closing stock price on the date of modification and the exercise price of the option. Centra estimates that the maximum potential compensation charge related to the modifications is $110,000.

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

Employment Claim

On September 3, 2004, a former employee filed a complaint with the Massachusetts Superior Court (civil action no. 04-3479). In this civil action, the former employee brought claims against the Company and two of its former officers relating to the termination of her employment in November 2003. In particular, this former employee’s claims include gender, race and age discrimination, retaliation for her alleged whistle-blowing activity, and breach of a severance agreement. The Company filed a motion to dismiss certain aspects of the case, which motion was denied in June 2005. The case is in pre-trial discovery, which is scheduled to conclude in early 2006. The Company believes the claims are without merit and is vigorously defending the claims. No trial date has been set.

Severance Agreements

The Company is subject to severance agreements with each of its five executives that provide for up to two years of bonus, base compensation and benefits in the event of voluntary or non-voluntary termination in certain circumstances and upon or after a change of control. While payments under certain of these agreements are expected to be paid upon consummation of our proposed merger with Saba, management does not expect that the payments and ultimate costs, if any, related to these agreements will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Software Indemnifications

Centra enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Centra indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Centra’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Centra could be required to make under these indemnification agreements is unlimited. Centra has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Centra has no liabilities recorded for these agreements as of September 30, 2005.

Centra warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery for 90 days. Additionally, Centra warrants that its maintenance services will be performed consistently with generally accepted industry standards through completion of the agreed upon services. If necessary, Centra would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, since Centra has never incurred any significant expenses under the Company’s product or service warranties, it has no liabilities recorded for these agreements as of September 30, 2005.

(5) Restructuring Charges

In June 2004, the Company incurred a restructuring charge of $547,000 related to an 18% reduction in its worldwide workforce and the closing of the Company’s product development facility in Morrisville, North Carolina. The restructuring charge consisted of severance payments, health benefits and outplacement services. In the quarter ended September 30, 2004, Centra completed the closure of the Morrisville facility resulting in an additional $241,000 restructuring charge, consisting of facility closure costs, and additional severance, health benefits and outplacement services. The accrued and unpaid amount of these charges at September 30, 2005 was $47,000, which the Company paid out in October 2005. No additional expenses are expected in future periods.

The restructuring accrual activity in the nine months ended September 30, 2005 is summarized as follows (in thousands):

	Accrual Balance at December 31, 2004	Payments	Accrual Balance at September 30, 2005
Workforce reduction	$27	$(27)	$—
Facility closure and certain other costs	58	(11)	47

Total	$85	$(38)	$47

(6) Subsequent Event

On October 5, 2005, Centra entered into an Agreement and Plan of Reorganization with Saba, and two wholly-owned subsidiaries of Saba. Under the merger agreement, holders of Centra common stock will receive 0.354 shares of Saba and $.663 for each share of Centra common stock outstanding at the time of the merger. The merger is expected to close in the first calendar quarter of 2006 and is subject to certain conditions including approval by Centra’s stockholders and approval by Saba’s stockholders of the issuance of Saba shares in the merger. A provision in the merger agreement provides that under certain circumstances described in the merger agreement, Centra could be required to pay Saba a termination fee in the amount of $1.8 million.

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

Except as otherwise expressly stated, forward-looking statements contained in this report assume that we will continue to operate as an independent company and do not give effect to our proposed merger with Saba Software, Inc. (Saba), described in Item 5 of this Report under “Other Information”. Consummation of the proposed merger with Saba will cause our business plans and our results to differ in material respects from those indicated in the forward-looking statements appearing herein.

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

We have experienced substantial losses since our inception. As of September 30, 2005, we had an accumulated deficit of $99.2 million. These losses and our accumulated deficit have resulted from the significant costs incurred in the development, marketing, sale and delivery of our products and services, including the establishment of our hosted and ASP services infrastructure, which have been only partially offset by our revenues to date. We reduced our operating expenses in 2004 by reducing the number of employees, consolidating development facilities and entering into a lower-cost operating lease for our headquarters. However, we may not be able to continue to decrease our expenses, increase our revenues or sustain the profitability that we have achieved over the past two quarters for any future periods. We plan to slightly increase revenue in 2005 from 2004 levels and improve operating margins year over year, which will require us to reduce our operating expenses in 2005 below 2004 levels. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely upon them as an indication of our future financial performance. See “Factors That Could Affect Future Results – We may not successfully execute our strategic plan.”

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

Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2004, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” We have reviewed those policies and determined that, except as noted below they remain our critical accounting policies for the nine months ended September 30, 2005.

During the three months ended June 30, 2005, we reviewed our recent history of collecting all amounts within the terms stated in our sales arrangements with large, well capitalized customers for which we granted extended payment terms ( i.e., beyond 90 days). The recent history of collecting all amounts within the stated terms did not include a sufficient number of transactions to conclude that such fees were fixed or determinable and thus, we could no longer support the recognition of revenue at the time the product is delivered for transactions with extended payment terms. Accordingly, we have amended our critical accounting policy for revenue recognition as follows:

At the time of entering into a transaction, we assess whether the fee associated with the transaction is fixed or determinable, including the payment terms associated with the transaction. Standard payment terms granted to customers are from 30 to 90 days. If extended payment terms are granted, we recognize revenue when payments become due and payable.

Recently Issued Accounting Standards

In March 2005, the SEC issued SAB No. 107 (SAB 107), which expresses the view of the staff regarding the interaction between the FASB’s SFAS No. 123 (revised 2004) (FAS 123R), Share-Based Payment, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Specifically, SAB 107 provides guidance on how to determine the expected volatility and expected term inputs into a valuation model used to determine the fair value of share based payments under FAS 123R. SAB 107 also provides guidance related to numerous aspects of the adoption of FAS 123R such as taxes, capitalization of compensation costs, modification of share based payments prior to adoption and the classification of expenses. We adopted SAB 107 in the quarter ended March 31, 2005, where guidance relates to transactions occurring prior to the adoption of FAS 123R. The adoption of SAB 107 did not have a material impact on our consolidated financial statements. We have not determined the effect, if any, the guidance provided in SAB 107 relating to FAS 123R upon adoption will have on our consolidated financial statements.

In April 2005, the SEC adopted a new rule that amends the compliance dates for FAS 123R which is now effective beginning the first annual reporting period that begins after June 15, 2005. FAS 123R allows for two methods of accounting upon adoption; modified prospective application and the modified retrospective application for all periods presented. We have not determined the effect the adoption of FAS 123R will have on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3, which requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS 154 during the three month period ended June 30, 2005 did not have any effect on our consolidated financial statements.

In June, 2005 the Emerging Issues Task Force (EITF) issued No. 05-06, Determining the Amortization Period of Leasehold Improvements or Acquired in a Business Combination (EITF 05-06). EITF 05-06 provides that the amortization period for lease hold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The provisions of EITF 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning July 1, 2005. The adoption of EITF 05-06 during the three-month period ended September 30, 2005 did not have any effect on our consolidated financial statements.

Results of Operations

The following table sets forth operating data expressed as percentages of total revenues for each period indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Consolidated Statements of Operations Data:
Revenues:
License	29%	27%	29%	27%
Software services	28	27	28	27
Maintenance and professional services	43	46	43	46

Total revenues	100	100	100	100

Cost of Revenues:
License	1	2	1	1
Amortization of acquired developed technology	—	—	1	—
Software services	6	5	6	6
Maintenance and professional services	12	11	12	11

Total cost of revenues	19	18	20	18

Gross profit	81	82	80	82

Operating Expenses:
Sales and marketing	49	33	61	37
Product development	24	23	28	23
General and administrative	25	19	24	23
Restructuring charges	3	—	3	—

Total operating expenses	101	75	116	83

Operating (loss) income	(20)	7	(36)	(1)
Interest income and other income, net	1	2	1	1

Net (loss) income	(19)%	9%	(35)%	—%

Comparison of three months ended September 30, 2004 and 2005

Revenues. Total revenues decreased by $329,000, or 3%, to $9.4 million for the three months ended September 30, 2005, compared to $9.7 million for the three months ended September 30, 2004. The decrease was attributable to decreases in revenues from software license and software services sales, partially offset by increases in maintenance and professional services sales.

•	Software license revenues decreased by $265,000, or 9%, to $2.6 million for the three months ended September 30, 2005, from $2.8 million for the three months ended September 30, 2004. The decrease was due to reduced license sales in the European and Asian marketplaces. We expect license sales will vary in future periods depending on whether our customers choose to purchase a subscription-based offering or a perpetual license. Software license revenue represented 27% and 29% of total revenues for the three months ended September 30, 2005 and 2004, respectively.

•	Software services revenues, which include our ASP and hosting services, decreased by $168,000, or 6%, to $2.5 million for the three months ended September 2005, from $2.7 million for the three months ended September 2004. The decrease was primarily attributable to a decline in revenue from usage-based contracts during the quarter. Software services revenues represented 27% and 28% of total revenues for the three months ended September 30, 2005 and 2004, respectively.

•

Maintenance and professional services revenues, which includes our maintenance and support, consulting and education services, increased by $104,000, or 2%, to $4.3 million for the three months ended September 30, 2005, from $4.2 million for the three months ended September 30, 2004. The increase was primarily due to an increase in the dollar value of renewals of annual maintenance and support contracts. We believe that maintenance and professional services revenues will continue to be slightly higher in 2005 over 2004 levels as our installed base of license users grows and new maintenance contracts are added. The rate of the increase may vary from period to period, depending primarily upon the value of new maintenance contracts added and the productivity rates of professional services. Any increases may be offset by non-renewals of maintenance contracts. Maintenance and professional services revenues represented 46% and 43% of total revenues for the three months ended September 30, 2005 and 2004, respectively.

Cost of license revenue. Our costs of license fees are determined by the royalty costs for third-party software that we integrate or resell with our products, which are both fixed-price and variable based on the amount of products sold. Cost of license revenues increased by $95,000, or 151%, to $158,000 for the three months ended September 30, 2005, from $63,000 for the three months ended September 30, 2004. The increase was due to a higher portion of fixed-price royalties for third-party software, including those purchased in December 2004 for our add-on modules to our enterprise-wide solution sets. These fixed-price contracts are being amortized over their contract period. In addition, since a portion of our license costs represent royalties that we pay to third parties on a per unit rate of product sold, we expect that cost of license revenues will vary in the future based upon the unit volume of products sold and to the extent that we incorporate additional third-party technologies into our products and solutions. Cost of license revenues was 6% and 2% of license revenues for the three months ended September 30, 2005 and 2004, respectively.

Cost of software services revenues. Our cost of software services revenues includes (1) salaries and related expenses for our ASP and hosted services organizations, (2) an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing these services, (3) a technical support allocation consisting primarily of a portion of our technical support expenses that is attributable to providing such support to our ASP customer base and (4) direct costs related to our hosting and ASP service offerings. Cost of software services revenues of $548,000 for the three months ended September 30, 2005 remained relatively flat as compared to $555,000 for the three months ended September 2004. We expect that the cost of software services revenues will increase in absolute dollars to the extent that we expand the capacity of our ASP and hosting services to meet increased demand. Cost of software services revenues was 22% and 21% of software services revenues for the three months ended September 30, 2005 and 2004, respectively.

Cost of maintenance and professional services revenues. Our cost of maintenance and professional services revenues includes salaries and related expenses for our consulting, education and technical support services organizations and an overhead allocation consisting primarily of that portion of facilities, communications and depreciation expenses that is attributable to providing these services. Cost of maintenance and professional services revenues decreased by $205,000, or 17%, to $1.0 million for the three months ended September 30, 2005 from $1.2 million for the three months ended September 30, 2004. The decrease was primarily related to a decrease in personnel-related expenses due to a decline in professional services personnel and associated travel expenses and a decrease in employment fees. Cost of maintenance and professional services revenues was 23% and 29% of maintenance and professional services revenues for the three months ended September 30, 2005 and 2004, respectively. We believe that the cost of maintenance and professional services revenue could increase in absolute dollars but decline as a percentage of revenues to the extent that we continue to acquire new customers, new service engagements or sell additional licenses and generate associated maintenance and professional services revenues.

Sales and marketing expenses. Sales and marketing expenses decreased by $1.7 million, or 36%, to $3.1 million for the three months ended September 30, 2005, from $4.8 million for the three months ended September 30, 2004. The decrease was primarily attributed to a decrease in personnel-related expenses, due to a decline in sales and marketing personnel and a decrease in marketing programs, including advertising, Web marketing, product literature and public relations. Sales and marketing expenses were 33% and 49% of total revenues for the three months ended September 30, 2005 and 2004, respectively. We expect sales and marketing expenses for the fourth quarter to increase as compared to the three months ended September 30, 2005 due to an increase in commission generated from an anticipated increase in sales bookings, as well as increased spending in travel, marketing programs and annual incentives.

Product development expenses. Product development expenses decreased by $179,000, or 8%, to $2.1 million for the three months ended September 30, 2005, from $2.3 million for the three months ended September 30, 2004. The decrease was primarily attributed to lower personnel-related expenses due to the headcount reduction related to the closing of our development facility in North Carolina in September 2004. Product development expenses were 23% and 24% of total revenues for the three months ended September 30, 2005 and 2004, respectively. We expect product development expenses for the fourth quarter to remain relatively flat compared to the three months ended September 30, 2005.

General and administrative expenses. General and administrative expenses decreased by $605,000, or 25%, to $1.8 million for the three months ended September 30, 2005, from $2.4 million in the quarter ended September 30, 2004. The decrease was due to (1) the absence of a severance charge in the third quarter of 2005 that was present in the third quarter of 2004 related to the departure of our former president and chief operating officer, (2) a reduction in personnel-related costs due to a decline in general and administrative personnel, (3) a decline in audit expenses due to reduced expenses incurred in the second year of compliance with Section 404 of the Sarbanes Oxley Act of 2002 as compared to the first year and (4) a reduction in ongoing business-related legal costs. These declines were offset by $310,000 in external legal and financial due diligence expenses incurred during the quarter for merger-related activities. General and administrative expenses were 19% and 25% of total revenues for the three months ended September 30, 2005 and 2004, respectively. We expect general and administrative expenses for the fourth quarter to increase as compared to the three months ended September 30, 2005 due to higher merger-related costs expected to be incurred as compared to the third quarter.

Restructuring charges. We did not record any restructuring charge during the quarter ended September 30, 2005. During the quarter ended September 30, 2004, we incurred restructuring charges of $241,000 related to the closing of our product development facility located in Morrisville, North Carolina and the subsequent workforce reduction, primarily product development personnel related thereto, along with a worldwide workforce reduction that mostly affected sales and marketing and general and administrative personnel.

Interest income. Interest income increased by $104,000, or 118%, to $192,000 for the three months ended September 30, 2005, from $88,000 for the three months ended September 30, 2004. Interest income consists primarily of interest on our cash, cash equivalents and short-term investments. The increase reflects an increase in short-term interest rates during the current quarter compared with the same period last year.

Interest expense and other expense, net. Interest expense and other expense was $28,000 and $10,000 for the three months ended September 30, 2005 and 2004, respectively.

Comparison of nine months ended September 30, 2004 and 2005

Revenues. Total revenues increased by $1.1 million, or 4%, to $28.7 million for the nine months ended September 30, 2005, from $27.6 million for the nine months ended September 30, 2004. The increase was primarily the result of an increase in maintenance and professional services and software services revenues, partially offset by a decrease in software license revenues.

•	Software license revenue decreased by $318,000, or 4%, to $7.7 million for the nine months ended September 30, 2005, from $8.0 million for the nine months ended September 30, 2004. The decrease was due to decreased sales in the Asia Pacific marketplace offset by increases in European and domestic sales. Software license revenue represented 27% and 29% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

•	Software services revenues, which include our ASP and hosting services, increased by $203,000, or 3%, to $7.9 million for the nine months ended September 30, 2005, from $7.7 million for the nine months ended September 30, 2004. The increase resulted from higher hosting services revenues and higher ASP subscription revenues, primarily reflecting the new multi-year enterprise ASP subscription contracts introduced in the second half of 2004. Software services revenues represented 27% and 28% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

•	Maintenance and professional services revenues, which includes our maintenance and support, consulting and education services, increased by $1.2 million, or 10%, to $13.2 million for the nine months ended September 30, 2005, from $12.0 million for the nine months ended September 30, 2004. The increase was due to increases in the dollar value of renewals of annual maintenance and support contracts and higher consulting and education services revenues attributable to longer client engagements resulting in improved productivity rates of our consulting personnel. Maintenance and professional services revenues represented 46% and 43% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

Cost of license revenue. Our costs of license fees are determined by the royalty costs for third-party software that we integrate or resell with our products, which are both fixed-price and variable based on the amount of products sold. Cost of license revenues increased by $221,000, or 114%, to $415,000 for the nine months ended September 30, 2005, from $194,000 for the nine months ended September 30, 2004. The increase was due to higher fixed royalty costs from third-party software, including those purchased in December 2004 for our add-on modules to our enterprise-wide solution sets. These fixed-price contracts are being amortized over their contract period. Cost of license revenues was 5% and 2% of license revenues for the nine months ended September 30, 2005 and 2004, respectively.

Amortization of acquired developed technology. In connection with our acquisition of MindLever in April 2001, we allocated approximately $2.1 million to acquired developed technology, which was being amortized over a three-year estimated useful life. Amortization of acquired developed technology was $233,000 for the nine months ended September 30, 2004. As the asset has been fully amortized, no amortization charge was incurred in the nine months ended September 30, 2005 and no further amortization costs will be incurred.

Cost of software services revenues. Cost of software services revenues decreased by $110,000, or 6%, to $1.7 million for the nine months ended September 30, 2005, from $1.8 million for the nine months ended September 30, 2004. The decrease was primarily due to a reduction in personnel-related expenses due to lower headcount and to lower Internet Service Provider expenses. Cost of software services revenues was 21% and 23% of software services revenues for the nine months ended September 30, 2005 and 2004, respectively.

Cost of maintenance and professional services revenues. Cost of maintenance and professional services revenues was $3.3 million for the nine months ended September 30, 2005 and 2004. Cost of maintenance and professional services revenues was 25% and 27% of maintenance and professional services revenues for the nine months ended September 30, 2005 and 2004, respectively.

Sales and marketing expenses. Sales and marketing expenses decreased by $6.3 million, or 38%, to $10.5 million for the nine months ended September 30, 2005, from $16.8 million for the nine months ended September 30, 2004. The decrease was primarily attributed to (1) a decrease in marketing programs, including advertising, Web marketing, product literature, public relations and tradeshows, (2) a decrease in personnel-related expenses, due to a decline in sales and marketing personnel, (3) a decrease in bonus and commissions due to a decline in contract bookings and (4) a decrease in the amount of expenses allocated from the professional services organization based on a decline in the amount of time spent supporting sales. Sales and marketing expenses were 37% and 61% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

Product development expenses. Product development expenses decreased by $1.2 million, or 15%, to $6.7 million for the nine months ended September 30, 2005, from $7.9 million for the nine months ended September 30, 2004. The decrease was primarily attributed to lower personnel-related expenses due to the headcount reduction related to the closing of our development facility in North Carolina in September 2004. Product development expenses were 23% and 28% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

General and administrative expenses. General and administrative expenses were $6.6 million for the nine months ended September 30, 2005 and 2004. General and administrative expenses were 23% and 24% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

Restructuring charges. We did not record any restructuring charge during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we incurred restructuring charges of $788,000 related to the closing of our product development facility located in Morrisville, North Carolina and the subsequent workforce reduction, primarily product development personnel related thereto, along with a worldwide workforce reduction that mostly affected sales and marketing and general and administrative personnel.

Interest income. Interest income increased by $207,000, or 76%, to $480,000 for the nine months ended September 30, 2005, from $273,000 for the nine months ended September 30, 2004. Interest income consists of interest on our cash, cash equivalents and short- and long-term investments. The increase reflects an increase in interest rates which was partially offset by declines in the balances of cash, cash equivalents and short and long-term investments held during the period compared with the same period last year.

Interest expense and other expense, net. Interest expense and other expense, net decreased by $35,000 to $86,000 for the nine months ended September 30, 2005, from $121,000 for the nine months ended September 30, 2004. The decrease was due to a decrease in foreign exchange losses and interest expense due to a decrease in the balances outstanding on our long-term debt.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents of $21.9 million and short-term investments of $2.6 million, an increase of $10.1 million of cash and cash equivalents from $11.8 million at December 31, 2004, and a decrease of $11.4 million of short- and long-term investments from $14.1 million as of December 31, 2004. The combined decrease of $1.3 million for cash, cash equivalents and short- and long-term investments for the nine months ended September 30, 2005 resulted primarily from $1.1 million in cash used in operations. Our working capital, defined as our current assets less our current liabilities, as of September 30, 2005 was $14.0 million, compared to $12.6 million as of December 31, 2004.

Cash used in operating activities was $1.1 million for the nine months ended September 30, 2005, primarily the result of a decrease in deferred revenue of $1.9 million, a decrease in accrued expenses of $822,000, an increase in prepaid expenses and other current assets of $610,000 and a decrease in accounts payable of $558,000 offset by a decrease in accounts receivable of $2.1 million and non-cash charges for depreciation of $704,000. For the nine months ended September 30, 2004, our operating activities used net cash of $7.5 million, primarily resulting from a net loss of $9.8 million, a $584,000 decrease in accrued expenses, a $262,000 increase in prepaid expenses and other current assets, principally insurance partially offset by a decrease in accounts receivable of $2.2 million and non-cash expenses of $1.3 million.

Cash provided by investing activities was $11.3 million for the nine months ended September 30, 2005, consisting of maturities of short-term investments of $15.5 million, offset by purchases of short-term investments of $4.1 million and the purchase of $396,000 of property and equipment, primarily computer equipment to support our current operations. For the nine months ended September 30, 2004, our investing activities provided $5.8 million of net cash, primarily resulting from maturities of marketable securities of $45.1 million offset by purchases of short-term marketable securities of $38.1 million and purchases of $1.0 million of property and equipment to support operations.

Cash used in financing activities was $50,000 for the nine months ended September 30, 2005, resulting primarily from $887,000 in principal payments made on our equipment line of credit/term loan facility offset by $468,000 in proceeds from the issuance of shares of common stock in connection with purchases through our employee stock purchase program and the exercise of stock options and $369,000 in drawings on our existing line of credit. For the nine months ended September 30, 2004, financing activities provided net cash of $487,000, primarily related to $1.4 million in proceeds from our equipment line of credit and $667,000 of receipts from the issuance of common stock under the employee stock purchase plan or from the exercise of stock options during the period, offset by $1.6 million in principal payments made on our line of credit.

Days sales outstanding, or DSO (calculated as net accounts receivable divided by revenue per day for the previous 90 days), at September 30, 2005 was 55 days, a decrease of 13 days compared to DSO of 68 days at December 31, 2004. The decrease resulted from a decrease in billings during the third quarter of 2005 and the timing of license sales during the current quarter as compared with the quarter ended December 31, 2004. Any increase or decrease in our accounts receivable balance will affect our cash flow from operations and liquidity. Our accounts receivable and DSO may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customers’ payment cycle. We also record deferred ASP and hosted services, maintenance and professional services billings as accounts receivable, and thus the timing of these billings can affect the DSO calculation as the receivable may be recorded in the current period with the associated revenue recorded over future periods resulting in an increase in the DSO for the current period. Historically, international customers and resellers pay at a slower rate than domestic customers and customers sold to directly. An increase in revenue generated from international customers and resellers may increase our DSO and accounts receivable balance. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

At September 30, 2005, $1.5 million in term loans under our current amended equipment line of credit was outstanding as compared to $2.1 million outstanding at December 31, 2004. Of the total outstanding, $921,000, $250,000, $181,000 and $95,000 are payable in monthly principal payments of approximately $38,000, $8,000, $7,000 and $3,000 plus interest maturing in September 2007, June 2008, December 2007 and September 2008, respectively. Interest is payable monthly based on the prime rate (6.75% at September 30, 2005) plus 0.5%. The remaining outstanding amount of $96,000 represents two separate loan advances, and is payable in fixed monthly payments of principal and interest of $9,000 and $8,000 maturing at different times through June 2006 with interest rates of 4.75% The current amended equipment line of credit requires us to maintain a minimum balance of cash, cash equivalents and investments of $10 million and maintain all of our cash, cash equivalents and investments in operating, deposit and investment accounts at the bank. At September 30, 2005, approximately $508,000 remained available for borrowings under the current line of credit, which may be drawn until March 2006. Substantially all of our assets are pledged as security for the borrowings. At September 30, 2005, we were in compliance with the covenants under the equipment line of credit.

Capital expenditures totaled $396,000 and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively. Our capital expenditures consisted of purchases of assets to manage our internal operations and our ASP service, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect capital expenditures in 2005 to decline from 2004 levels. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

Over the past two years, in response to business challenges and economic conditions, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. This has resulted in a decrease in our cash used in operations; however, as of September 30, 2005 we still used more cash to operate our business than we generated in revenues. As discussed above, we anticipate that our overall operating expenses in 2005 will decline as compared to 2004. We anticipate that such operating expenses, along with capital expenditures, will constitute the most significant use of our cash resources. If we have the opportunity, we may also use cash resources to fund acquisitions or investments in complementary businesses, technologies, products or services. We believe that our existing cash, cash equivalents and short-term and long-term investments, which totaled $24.5 million at September 30, 2005, will be sufficient to meet our anticipated cash requirements for operating expenses, capital expenditures and any strategic efforts for at least the next 12 months. However, thereafter we may need to raise additional funds to support our operations, particularly if our strategic sales and marketing efforts do not produce the desired results. We might also need to seek additional financing if we were to identify a strategic opportunity that required more cash than we had available at such time. If we did seek to raise additional funds, though, we may not be able to obtain them on terms that are favorable or acceptable to us. See “Factors That Could Affect Future Results—We may require additional funds” in this Item 2.

Commitments and Contingencies

As of September 30, 2005, our primary financial commitments consisted of obligations outstanding under long-term debt, operating leases and other contractual obligations. In our Annual Report on Form 10-K for the year ended December 31, 2004, we included under the heading “Commitments and Contingencies” a table setting forth our commitments and contingencies as of that date.

Factors That Could Affect Future Results

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in evaluating our business. If any of the events described below were to actually occur, then our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline. There is no assurance that we will be able to implement our operating plans as anticipated or achieve projected revenue and earnings goals.

Important factors that could cause our actual results to differ from the forward-looking statements described above include, but are not limited to, the factors outlined below.

Risks Related to the Proposed Merger with Saba

Failure to complete the merger with Saba could damage our financial condition and our business.

If the merger with Saba is not completed for any reason, we will be subject to a number of material risks, including:

•	a provision in the merger agreement provides that under certain circumstances, we could be required to pay Saba a termination fee in the amount of $1.8 million;

•	we will have to pay certain costs related to the merger, such as legal, financial due diligence and accounting fees and a portion of the investment banking fees, even if the merger is not completed;

•	benefits that we expect to realize from the merger would not be realized; and

•	the diversion of management attention from our day-to-day business and the disruption to our employees and our relationships with customers and suppliers during the period before the expected consummation of the merger could damage our competitive position and our business.

During the pendency of the merger, we may not be able to enter into a merger or business combination with another party that might be advantageous to us, because of restrictions in the merger agreement.

Covenants in the merger agreement may impede our ability to make acquisitions or complete other transactions outside the ordinary course of business pending completion of the merger. As a result, if the merger is not consummated, we may be at a disadvantage to our competitors. In addition, while the merger agreement is in effect and subject to narrowly defined exceptions, we are prohibited from entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business with any third party. As a result, we might be prevented from entering into transactions which might otherwise have been favorable to our stockholders.

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

Our partners or customers may react unfavorably to the proposed combination.

We are party to certain relationships, and may seek to enter other relationships, with numerous other technology companies, including software and services firms, to acquire rights to technology included in our products and service and to deliver our products and services to customers. Some of these partners may conclude that the proposed merger poses new competitive threats to their businesses and as a result may discontinue their relationships with us. In addition, some of our customers may view Saba as a competitor to them and, therefore, terminate their relationships with us.

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

We incurred net losses of $11.1 million for the year ended December 31, 2004 and $17,000 for the nine months ended September 30, 2005. Although we recorded a profit of $795,000 for the three months ended September 30, 2005, we cannot predict if we will be able to continue to be profitable, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve and maintain profitability, then our investors’ expectations may not be met and the market price of our common stock may fall.

Our future success depends to a significant degree on our senior management team and our ability to retain key employees.

A number of significant changes to our senior management team have occurred, including; the departure of our former chief executive officer and our former chief financial officer, the hiring of our Chairman and founder as CEO and promotion of our new chief financial officer in the second quarter of 2005 and the departure of and hiring of senior sales, marketing and professional services executives in 2004. Our future success will depend in part on our ability to carry out the transition in senior management and to integrate the new employees and positions into our operations as well as on the efforts of our other senior managers. Changes in our management team, the inability of our executive officers and key employees to work effectively as a team or the inability to retain key employees could have a material adverse effect on our business, operating results and financial condition.

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

Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Some have significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Foreign Currency

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. International sales are typically denominated in Euros, British pounds, Australian dollars or in U.S. dollars. Since some of our sales internationally are currently priced in U.S. dollars; a strengthening of the dollar could make our products less competitive in foreign markets. In the nine months ended September 30, 2005 and 2004, we generated approximately 23% and 18% of our revenues outside of the United States, respectively. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses are accumulated as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the consolidated balance sheets. Gains and losses resulting from foreign exchange transactions are netted and included in other expense, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of September 30, 2005 would not have a material impact on our results of operations for the nine months ended September 30, 2005.

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

Investments in fixed rate interest earning financial instruments are subject to interest rate risk and will decrease in value if market interest rates were to increase. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the fair value of the portfolio. If market interest rates were to decline, the interest earned on our investment portfolio would decrease. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the nine months ended September 30, 2005 would have decreased by less than $202,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will largely depend on the gross amount of our portfolio.

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

Securities Class Action Lawsuit

We and certain of our former and current officers and directors and the managing underwriters of our initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve us on or about March 18, 2002. The original complaint has been superseded by an amended complaint filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased our common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with our initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that our registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against us and the named individuals. We joined in motions with the underwriter defendants to dismiss the above-referenced action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against our officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to the other defendants and us. On September 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including us. On September 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has given preliminary approval of the settlement. We plan to participate in this settlement, which has been negotiated, and will be fully funded directly to the plaintiffs, by our insurers. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

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

Employment Claim

On September 3, 2004, a former employee filed a complaint with the Massachusetts Superior Court (civil action no. 04-3479). In this civil action, the former employee brought claims against us and two of our former officers relating to the termination of her employment in November 2003. In particular, this former employee’s claims include gender, race and age discrimination, retaliation for her alleged whistle-blowing activity, and breach of a severance agreement. We filed a motion to dismiss certain aspects of the case, which was denied in September 2005. The case is in pre-trial discovery, which is scheduled to conclude in early 2006. We believe the claims are without merit and are vigorously defending the claims. No trial date has been set.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on July 14, 2005. Two substantive matters were submitted to a vote of the security holders: (1) the election of two Class III Directors to serve until the 2008 annual meeting and (2) a proposal to ratify the appointment of our independent registered public accounting firm, PricewaterhouseCoopers LLP. As of May 20, 2005, the record date for the meeting, there were outstanding 27,891,564 shares of common stock entitled to vote at the meeting. At the meeting, 25,378,178 shares were represented in person or by proxy. At the meeting, the vote with respect to each substantive matter proposed to the stockholders was as follows:

Election of Class III Directors:

	VOTES FOR:	AUTHORITY WITHHELD:
Leon Navickas	25,073,551	304,627
Robert E. Hult	24,786,852	184,010

Ratification of Appointment of Independent Registered Public Accounting Firm:

VOTES FOR:	VOTES AGAINST:	ABSTENTIONS:	UNVOTED:
25,189,936	177,409	10,833	—

Item 5.	Other Information

On October 5, 2005, we entered into an agreement and plan of reorganization with Saba Software, Inc. (Saba), a Delaware corporation, Spruce Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Saba, and

Spruce Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Saba. Pursuant to the merger agreement, Spruce Acquisition Corporation will merge with and into us, and we will be the surviving corporation in this first step merger. Immediately afterwards we will merge with and into Spruce Acquisition, LLC, with Spruce Acquisition, LLC as the surviving company in this second step merger. Our board of directors and the board of directors of Saba have unanimously approved the merger agreement and the mergers.

Under the terms of the merger agreement, each outstanding share of our common stock will be converted into the right to receive 0.354 shares of Saba’s common stock and $0.663 in cash. The mergers are subject to customary conditions to closing, including approval of our stockholders and the stockholders of Saba. The closing of the mergers is expected to occur during the first quarter of 2006. The mergers are intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Item 6.	Exhibits

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Reorganization dated October 5, 2005 among Saba Software, Inc., Spruce Acquisition Corporation, Spruce Acquisition, LLC and Centra Software, Inc.		8-K	October 6, 2005	2.1

3.1	Amended and Restated Certificate of Incorporation		S-1	October 27, 1999	3.2

3.2	Amended and Restated By-Laws		S-1	October 27, 1999	3.4

4.1	Specimen certificate for common stock		S-1	October 27, 1999	4.1

10.1	Centra Voting Agreement dated October 5, 2005	X

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 9, 2005.

Centra Software, Inc.

By:	/s/ MICHELLE M. CAGGIANO
Michelle M. Caggiano
Chief Financial Officer,
Treasurer, and Secretary (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Reorganization dated October 5, 2005 among Saba Software, Inc., Spruce Acquisition Corporation, Spruce Acquisition, LLC and Centra Software, Inc.		8-K	October 6, 2005	2.1

3.1	Amended and Restated Certificate of Incorporation		S-1	October 27, 1999	3.2

3.2	Amended and Restated By-Laws		S-1	October 27, 1999	3.4

4.1	Specimen certificate for common stock		S-1	October 27, 1999	4.1

10.1	Centra Voting Agreement dated October 5, 2005	X

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the chief executive officer	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the chief financial officer	X